Form 10QSB
period 2002-09-30
COMMUNITY FIRST FINANCIAL CORP
filed 2002-11-13
CIK 1176266

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

_____    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from__________to__________.

                        Commission File Number: 000-49909

                      Community First Financial Corporation
                      -------------------------------------
                  (Exact name of bank as specified in charter)

          Virginia                                                81-0556879
          --------                                                ----------
(State or other Jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

                              1646 Graves Mill Road
                            Lynchburg, Virginia 24502
          (Address of principle executive office and telephone number)

                                 (434) 386-6300
                           (Issuer's telephone number)

         Check whether the Bank (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__X__ No_____


         State the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date: 968,361 shares of common stock were outstanding as of October 31, 2002.

         Transitional Small Business Disclosure Format:  Yes_____      No__X__

Part I.     FINANCIAL INFORMATION                                                Page No.
                                                                                 --------

Item 1.              Financial Statements                                            3

                     Statements of Financial Condition
                     as of September 30, 2002 (un-audited) and
                     December 31, 2001                                               4

                     Statements of Income
                     For the Three Months Ended  September 30, 2002 and
                     2001 (un-audited)                                               5

                     Statement of Income
                     For the Six Months Ended  September 30, 2002 and 2001
                     (un-audited)                                                    6

                     Statements of Changes in Shareholders' Equity
                     For the Six Months Ended September 30, 2002 and
                     2001 (un-audited)                                               7

                     Statement of Cash Flows
                     For the Six Months Ended September 30, 2002 and
                     2001 (un-audited)                                               8

                     Notes to Financial Statements                                   9

                     Selected Financial Data                                        12

Item 2.     Management's Discussion and Analysis                                    13

Item 3.     Controls and Procedures                                                 16

Part II.    OTHER INFORMATION                                                       17

Item 1.     Legal Proceedings                                                       17

Item 2.     Changes in Securities and Use of Proceeds                               17

Item 3.     Defaults Upon Senior Securities                                         17

Item 4.     Submission of Matters to a Vote of Security Holders                     17

Item 5.     Other Information                                                       17

Item 6.     Exhibits and Reports on Form 8-K                                        17

            SIGNATURES and CERTIFICATIONS                                           18

                          PART 1 FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

The following is the un-audited Balance Sheet of Community First financial Corporation as of September 30, 2002, and the related un-audited Statements of Income for the three-month and nine-month periods ended September 30, 2002 and 2001, and un-audited Statements of Changes in Stockholders' Equity, and Cash Flows for the nine-months ended September 30, 2002 and 2001. The Balance Sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Company's independent public accountants.


                                      STATEMENT OF FINANCIAL CONDITION
                           September 30, 2002 (un-audited) and December 31, 2001

(000's Omitted Except per Share Data)

                                                               September 30, 2002         December 31, 2001
                                                               ------------------         -----------------
ASSETS
Cash and due from banks                                              $     2,917                     2,329
Securities available for sale                                                                        3,993

                                                                           2,695
Restricted equity securities                                               1,279                       459
Federal funds sold                                                             0                         0

Loans:
         Loans, less unearned income                                     117,344                    78,104
         Less:  allowance for loan losses                                   (956)                     (957)
                                                                         -------                    ------
         Loans, net                                                      116,387                    77,147

Premises and equipment, net                                                2,766                     2,265
Accrued interest receivable                                                  469                       331
Other Assets                                                                 212                        91
                                                                         -------                    ------

Total Assets                                                             126,726                    86,615
                                                                         =======                    ======

LIABILITIES

Deposits:
         Noninterest-bearing demand                                       10,118                     6,414
         Savings and interest-bearing demand deposits                     25,846                    10,872
         Time deposits                                                    73,741                    57,106
                                                                         -------                    ------
         Total deposits                                                  109,705                    74,392

Federal funds purchased                                                    6,470                     2,724
Accrued interest payable                                                     292                       276
Other liabilities                                                            281                       384
                                                                         -------                    ------
         Total Liabilities                                               116,748                    77,776

SHAREHOLDERS' EQUITY

Preferred stock, no par value: 1,000,000 shares authorized;
105,000 and 0 Series A, convertible, non-voting, non-cumulative shares issued and outstanding in 2002 and 2001 respectively,
net of offering expenses                                                   1,021                         0

Common stock, $4.00 par value:  10,000,000 shares authorized;
968,361 shares issued and outstanding                                      3,874                     3,874
Additional capital                                                         5,776                     5,776
Accumulated deficit                                                        (697)                     (811)
Accumulated income
Accumulated other comprehensive income (loss)                                  4                         -
                                                                         -------                    ------
         Total Shareholders' Equity                                        9,978                     8,839

         Total Liabilities and Shareholders' Equity                      126,726                    86,615
                                                                         =======                    ======


See accompanying notes to financial statements


                                    STATEMENTS OF INCOME
                   For the three months ended September30, 2002 and 2001
                                        (un-audited)

(000's Omitted Except Per Share Data)
                                                            2002                      2001
                                                            ----                      ----
Interest Income:
Interest and fees on loans                                 2,033                     1,532
Investment securities                                         14                        12
Federal funds sold                                            13                         9
Other interest  income                                         5                         4
                                                           -----                     -----
         Total interest income                             2,065                     1,557

Interest Expense:

Money market and Now accounts                                 62                        63
Savings                                                        3                         1
Time deposits, $100,000 and over                             221                       222
Other time deposits                                          665                       549
Securities sold under agreements to repurchase                 4                         4
                                                           -----                     -----
         Total interest expense                              955                       839

Net interest income                                        1,110                       718
         Provision for loan losses                          (258)                      (82)
                                                           -----                     -----
Net interest income after provision for loan losses          852                       636

Noninterest income:

Service charges on deposit accounts                           56                        19
Other noninterest income                                      11                        20
                                                           -----                     -----
         Total noninterest income                             67                        39

Noninterest expense:

Salaries and employee benefits                               483                       367
Occupancy                                                     54                        48
Equipment expense                                             74                        61
Marketing expense                                             25                        17
Operating supplies                                            44                        27
Legal and professional fees                                  162                        32
Other expenses                                                41                        73
                                                           -----                     -----
         Total noninterest expense                           883                       625

Net income before income tax expense                          36                        50
Income tax expense                                            21                         0
                                                           -----                     -----
Net Income (loss)                                             15                        50
                                                           =====                     =====
Net income (loss) per common share, basic                    .02                       .06
                                                           =====                     =====
Net income (loss) per common share, diluted                  .01                       .05
                                                           =====                     =====


See accompanying notes to financial statements

                                  STATEMENTS OF INCOME
                  For the nine months ended September 30, 2002 and 2001
                                      (un-audited)


(000's Omitted Except Per Share Data)
                                                         2002                      2001
                                                         ----                      ----
Interest Income:
Interest and fees on loans                              5,320                     4,056
Investment securities                                      33                        43
Federal funds sold                                         34                        40
Other interest  income                                     30                        29
                                                        -----                     -----
         Total interest income                          5,417                     4,168

Interest Expense:

Money market and Now accounts                             172                       184
Savings                                                     5                         3
Time deposits, $100,000 and over                          606                       565
Other time deposits                                     1,780                     1,472
Securities sold under agreements to repurchase              4                        29
                                                        -----                     -----
         Total interest expense                         2,567                     2,253

Net interest income                                     2,850                     1,915
         Provision for loan losses                        435                       186
                                                        -----                     -----
Net interest income after provision for loan losses     2,415                     1,729


Noninterest income:

Service charges on deposit accounts                       106                        54
Other noninterest income                                   27                        31
                                                        -----                     -----
         Total noninterest income                         133                        85

Noninterest expense:

Salaries and employee benefits                          1,351                     1,003
Occupancy                                                 145                       180
Equipment expense                                         194                       158
Marketing expense                                          64                        53
Operating supplies                                        128                        83
Legal and professional fees                               176                        41
Other expenses                                            321                       191
                                                        -----                     -----
         Total noninterest expense                      2,379                     1,709

Net income (loss) before income tax expense               169                       105
Income tax expense                                         55                         0
                                                        -----                     -----
Net Income (loss)                                         114                       105
                                                        =====                     =====
Net income (loss) per common share, basic                 .12                       .12
                                                        =====                     =====
Net income (loss) per common share, diluted               .10                       .10
                                                        =====                     =====

See accompanying notes to financial statements

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the nine months ended September 30, 2002 and 2001
                                  (un-audited)

(000's Omitted Except Per Share Data)

                                                                        Accumulated
                                                                           Other
                                                            Retained   Comprehensive     Preferred     Common     Additional
                                                 Total      Earnings      Income           Stock        Stock       Capital
                                                 -----      --------      ------           -----        -----       -------
Balance at December 31,2000                      8,724         (926)            (-)             0         3,874        5,776
Comprehensive income:                              105           105              0             0             0            0
Change in Net Unrealized Gains (Losses) on           3             0              3             0             0            0
         Securities Available For Sale

Balance at September 30, 2001                    8,832         (821)              3             0         3,874        5,776
                                                 =====         =====          =====         =====         =====        =====

Balance at December 31, 2001                     8,839         (811)              -             0         3,874        5,776

Comprehensive income:                              114           114              0             0             0            0
Change in Net Unrealized Gains (Losses) on           4             0              4             0             0            0
         Securities Available For Sale Net of
         Income Tax Benefit of 0.00

Preferred Stock Sale, Net of offering expenses   1,021             0              0         1,021             0            0
Balance at September 30, 2002                    9,978          (697)             4         1,021      $  3,874    $   5,776
                                                 =====         =====          =====         =====      ========    =========


See accompanying notes to financial statements

                                       STATEMENT OF CASH FLOWS
                        For the nine months ended September 30, 2002 and 2001
                                             (un-audited)


(000's Omitted Except Per Share Data)

                                                                       2002                    2001
                                                                       ----                    ----
Operating activities:
         Net income                                                $    114               $     105
         Adjustments to reconcile net income (loss) to net cash
                  provided by (used in) operating activities:
         Provision for loan losses                                      435                     187
         Depreciation and amortization                                   57                     133
         Net amortization of premiums and accretion of
                  discounts on securities                                12                     (43)
         Decrease (increase) in other assets                           (259)                   (310)
         Increase (decrease) in other liabilities                       (87)                    224
                                                                    -------                 -------
           Net cash provided by (used in) operating activities          272                     296
                                                                    -------                 -------

Investing activities:
         Decrease (increase) in Fed funds sold                            0                   1,889
         Maturities and calls of investment securities                8,000                   1,037
         Purchase of investment securities                           (7,531)                 (3,038)
         Redemptions of investment securities                             0                       7
         Net increase in total loans                                (39,675)                (32,619)
         Purchase of premises and equipment                            (558)                   (111)
                                                                    -------                 -------
           Net cash provided by (used in) investing activities      (39,764)                (32,835)
                                                                    -------                 -------


Financing activities:
         Decrease in capital-stock issue cost                             0                       0
         Preferred stock sold                                         1,021                       0
         Net increase in deposits                                    35,313                  31,988
         Net increase (decrease) in short-term borrowing              3,746                   2,179
                                                                    -------                 -------
           Net cash provided by financing activities                 40,080                  34,167
                                                                    -------                 -------

Increase (Decrease) in cash and cash equivalents                        588                   1,628
Cash and cash equivalents at beginning of period                      2,329                   1,224
                                                                    -------                 -------

Cash and cash equivalents at end of period                            2,917                   2,852
                                                                    =======                 =======

Supplemental cash flow information, interest paid                     2,551                   2,139
                                                                    =======                 =======


See accompanying notes to financial statements

                                   Form 10-QSB
                               September 30, 2002




Notes to financial statements
-----------------------------

1.    General

     The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management's opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine month period ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Bank's Annual Report for the year ended December 31, 2001.

On July 1, 2002, the Bank was acquired by Community First Financial Corporation (the Company), which was formed by the Bank on March 15, 2002 for the purpose of becoming the Bank's parent holding Company. Each outstanding share of the Bank's common stock was exchanged for one share of the Company's common stock with the Bank becoming a wholly owned subsidiary of the Company. The Company's primary purpose is to serve as the parent of the Bank. The transaction was accounted for in a manner similar to a pooling-of-interests whereby the historical book values of the Bank's accounts were combined with the Company's accounts on the date of the merger.

Community First Financial Corporation is located in Lynchburg, Virginia. The accounting and policies of the Company and Bank follow generally accepted accounting principles and practices within the financial services industry.

The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions are eliminated in consolidation.


2.   Loans are summarized as follows:


($000's)                                       September 30, 2002                  December 31, 2001
                                              -------------------                -------------------

Commercial                                           $     20,762                            $16,368
Real estate:
         Construction and land development                 11,239                             10,758
         Farmland                                              90                                 71
         Residential, 1-4 families                         35,073                             18,583
         Residential, 5 or more families                    2,886                              1,962
         Non farm, non residential                         38,127                             26,091
Consumer                                                    4,966
                                                                                               3,807
Other                                                       4,315                                539
                                                      -----------                         ----------

Total loans                                               117,458                             78,179

Net deferred fees                                           (115)                               (75)
Allowance for loan losses                                   (956)                              (957)
                                                      -----------                         ----------

Net loans                                             $   116,387                         $   77,147
                                                      ===========                         ==========


3. The following represents an analysis of changes in the allowance for loan loss for the nine months ended September 30, 2002 and 2001.

                                                              September 30

                                                          2002             2001
                                                          ----             ----
Balance at beginning of period                             $957            $615
Provision charged to operating expense                      435             186
Recoveries of loans previously charged off                   18               1
Loan charge-offs                                            454               0
                                                        -------           -----

Balance at end of period                                $   956            $802
                                                        =======            ====

4.   Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 2002, and December 31, 2001.

                               Amortized        Gross           Gross           Fair Market
                               Cost             Unrealized      Unrealized      Value
                                                Gains           Losses
------------------------------ ---------------- --------------- --------------- ---------------
($000's)
September 30, 2002
U.S. Government Agencies            $    2,691               4               0       $   2,695
Equity Securities                         1279               0               0           1,279
                                         -----           -----           -----           -----
Total                                    3,970               4               0           3,974
                                    ==========           =====           =====       =========


December 31, 2001
U.S. Government Agencies                 3,993               -               0           3,993
Equity Securities                          459               0               0             459
                                         -----           -----           -----           -----
Total                                    4,452               -               0           4,452
                                    ==========           =====           =====       =========

Securities with amortized costs of $2,691 at September 30, 2002 were pledged to secure public deposits as required by law.

5.   Time deposits and other deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $19,999 and $15,972 at September 30, 2002 and 2001 respectively.

6.   Future Accounting Considerations

On September 15, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after September 15, 2002 (January 1, 2002 for Community First Bank) FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, Community First Bank does not have any investments in derivative instruments or any hedging activities. Community First Bank does not anticipate that in the near future these forms of investments will be utilized.

7.    Earnings Per Share

In 1999, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amount for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Weighted average shares for computation of basic earnings per share were 968,361 for the nine months ended September 30, 2002. Weighted average shares for computation of diluted earnings per share were 983,240 for the nine months ended September 30, 2002.

                      Community First Financial Corporation
                           Selected Balance Sheet Data



   ($000's)                            September30, 2002       December 31, 2001
                                       -----------------       -----------------

   Selected Data at Period-end
            Loans, net                           117,344                  77,147
            Total securities                       3,974                   4,452
            Total assets                         126,726                  86,615
            Total deposits                       109,705                  74,392

            Stockholders' equity                   9,978                   8,839

   Selected Data Daily Averages
            Loans, net                            91,367                  64,444
            Total securities                       5,969                   1,641
            Total assets                         101,660                  70,985
            Total deposits                        92,222                  60,925
            Stockholders' equity                   8,995                   8,780

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data and ratios)

In addition to historical information, the following discussion may contain, forward looking statements regarding management's earnings expectations and the anticipated effect of the Bank's branching efforts. The actual results may differ as a result of several factors including, but not limited to, imposition of federal income taxes due to exhaustion of the tax loss carry forward, expenses associated with new facilities, changes in interest rates, increased competition, and deterioration in the quality of the loan portfolio.

This discussion, analysis and related financial information are presented to explain the significant factors, which effected Community First Financial Corporation's financial condition and results of operations for the nine months ending September 30, 2002 and 2001. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2002.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001
-----------------------------------------------------------------------------

Total assets increased from $86.6 million at December 31, 2001 to $126.7 million or 46.3% at September 30, 2002. The increase was due primarily to increases in net loans. Deposits grew to $109.7 million from $74.4 million or 47.7% during the same period. Securities and fed funds sold decreased by approximately $.5million during the nine months period. On September 16, 2002, Community First Financial Corporation purchased 67.2 shares at $10.00 per share for a total investment of $672 or 9.17% of the common stock of Highlands Community Bank of Covington, Virginia.

Total loans increased to $117.3 million from $78.1 million or 50.2% reflecting the Bank's continuing business development efforts. The allowance for loan losses decreased to $956 (.82% of total loans) from $957 (1.2% of total loans). Loan quality remains very good. Two loans in the amount of $.1 million were past due more than ninety days and in non-accrual status at September 30, 2002. There was only one loan ninety days past due and there were no loans in non-accrual status as of December 31, 2001. The decrease in the loan loss reserve was due to two loans totaling $.5 million being charged to the reserve during the quarter ending September 30, 2002. The Bank anticipates that the reserve will be approximately 1.00% of outstanding loans by December 31, 2002.

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

The provision for loan losses was $435 for the nine months ended September 30, 2002 compared to $186 or a 133.9% increase over the same period in 2001. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank's portfolio. As of September 30, 2002 the ratio of the allowance for loan losses to loans, net of unearned income was .82%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------
and 2001
--------

Net income - Net income for the nine months ended September 30, 2002 was $114or $0.12 per share compared to $105 or $0.12 per share for the same period last year. This increase of $9 was due primarily to the increase in net interest income. Annualized returns on average assets and average equity for the nine months of 2002 were .11% and 1.27% respectively compared to 0.21% and .1.61% for the same period in 2001.

Net interest income - Net interest income is the Bank's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $2,850 in the nine months of 2002 compared with $1,915 for the nine months of 2001, an increase of $935or 48.8%. Most of the increase was due to an increase in interest and fees on loans.

Non-interest income - Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank's non-interest income increased from $85 for the nine months in 2001 to $133 for the same period in 2002, an increase of 56.5%. The majority of this income was due to service charge fees on deposit accounts, which resulted from a greater volume of deposit accounts.

Non-interest expense - The Bank's non-interest expense increased from $1,709 for the nine months of 2001 to $2,379 or 39.2% for the same period in 2002. This increase was due primarily to increases in salaries and employee benefits and occupancy expenses.

Liquidity and Capital
---------------------

Liquidity is the ability to generate adequate cash flow to meet financial commitments and to fund customers' demands for funds, either in terms of loan requests or deposit withdrawals. Liquidity may be provided by, both assets and liabilities. Asset liquidity is derived from sources such as readily marketable investments, principal and interest payments on loans, and cash and due from banks. Liability liquidity is provided by core deposit growth from the Bank's strong, stable consumer base. Management believes the liquidity of the Bank remains adequate, as sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated. Secondary sources are also available should the need arise. Management is not aware of any commitments or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity.


A summary of the Bank's required and actual capital components as of September
30, 2002 follows (amounts in thousands):

                                                                                                         To Be Well
                                                                                                         Capitalized
                                                                               For Capital               Under Prompt
                                                     Actual                 Adequacy Purposes          Action Provisions
                                                     ------                 -----------------          -----------------

                                                      Amount  Ratio            Amount  Ratio              Amount  Ratio
                                                      ------  -----            ------  -----              ------  -----
Total Capital (to Risk Weighted Assets)              $ 9,953    9.0%          $ 8,881  8.0%             $ 11,102  10.0%
Tier 1 Capital (to Risk Weighted Assets)               8,997    8.1             4,441  4.0                 6,661  6.0
Tier 1 Capital (to Average Assets)                     8,997    7.9             4,571  4.0                 5,713  5.0




A summary of the Bank's required and actual capital components as of December
31, 2001 follows (amounts in thousands):


                                                                                                         To Be Well
                                                                                                         Capitalized
                                                                               For Capital               Under Prompt
                                                     Actual                 Adequacy Purposes          Action Provisions
                                                     ------                 -----------------          -----------------

                                                      Amount  Ratio            Amount  Ratio              Amount  Ratio
                                                      ------  -----            ------  -----              ------  -----

Total Capital (to Risk Weighted Assets)               $9,783  13.0%            $6,044  8.0%               $7,555  10.0%
Tier 1 Capital (to Risk Weighted Assets)               8,839  11.7              3,022  4.0                 4,533  6.0
Tier 1 Capital (to Average Assets)                     8,839  10.7              3,298  4.0                 4,122  5.0

There are no material commitments for capital expenditures as of September 30, 2002. In addition, there are no expected material changes in the mix or relative cost of capital resources.




GENERAL
-------

Subsequent Events

On May 13, 2002, the Company's stockholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company's Board of Directors created a series of preferred stock consisting of 325 shares of non-cumulative, non-voting, convertible preferred stock. At September 30, 2002, the Company had sold 105 of those shares at a price of $10.00 per share providing capital of $1,021 net of offering expenses. At November 4, 2002 an additional 20 shares had been sold representing additional capital of $200.

Impact of Inflation and Changing Prices

The financial statements and related notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

New Office

During April, the bank opened a new office located in a temporary facility at 69 Callohill Road, Lovingston, Nelson county, Virginia. The branch contains approximately 1,200 square feet and is leased. The lease term is twelve months and at the end of twelve months the Bank has the option to lease on a month to month basis. The lease became effective April 1, 2002. It is anticipated that the Bank will move into a new permanent facility at the end of the lease term. The bank has purchased a lot at 8509 Timberlake Road, Campbell County, Virginia and plans to build a new branch to be opened in the second quarter of 2003.

Future Accounting Considerations

There have been no accounting pronouncements issued during the period that would have a material effect on the financial position, results of operations or liquidity of the Bank.

ITEM 3:  CONTROLS AND PROCEDURES

(A) Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's President & Chief Executive Officer and the Vice President-Operations (Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation the President and Chief Executive Officer and the Vive President-Operations (Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filing.

(B) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.




Part II.          OTHER INFORMATION

Item 1 - Legal Proceedings

                           None

Item 2 - Change in Securities

                           None

Item 3 - Defaults Upon Senior Securities

                           Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

                           None

Item 5 - Other Information

                           None

Item 6 - Exhibits and Reports on Form 8-K

                           (a)  Exhibits

                                    None

                           (b)  Reports on Form 8-K

                                    The Company filed one Form 8-K during the quarter related to the acquisition of Community First Bank.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.


                                      COMMUNITY FIRST BANK



Date:  November 12, 2002                /s/John L. Wynne
                                      -----------------------------------------
                                      John L. Wynne
                                      President and CEO


Date:  November 12, 2002               /s/F. F. Falls
                                      -----------------------------------------
                                      F. F. Falls
                                      Vice President "Chief Financial Officer"

CERTIFICATIONS

The undersigned hereby certifies that, (to his or her knowledge), (i) the Form 10-QSB filed by Community First Financial Corporation (the "issuer") for the quarter ended September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(b) 0f the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial conditions and results of operations of the Issuer (on the dates and for the periods presented therein).

Date: November 12, 2002               /s/ John L. Wynne
                                      ----------------------------
                                      John L. Wynne
                                      President and Chief Executive Officer


Date: November 12, 2002               /s/ F. F. Falls
                                      ------------------------------
                                      F. F. Falls
                                      Vice President "Chief Financial Officer"

CERTIFICATIONS

I, John L. Wynne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB Community First Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002               /s/John L. Wynne
                                      -------------------------------------
                                      John L. Wynne
                                      President and Chief Executive Officer

I, F. F. Falls, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community First Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002              /s/ F. F. Falls
                                      -------------------------------
                                      F. F. Falls
                                      Vice President "Chief Financial Officer"