Form 10KSB
period 2002-12-31
COMMUNITY FIRST FINANCIAL CORP
filed 2003-03-31
CIK 1176266

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
Form 10-KSB

(Mark One)
-------
  X      Annual report under section 13 or 15(d) of the Securities Exchange Act
-------  of 1934 for the fiscal year ended December 31, 2002.

-------
         Transition report under section 13 or 15(d) of the Securities and ------- Exchange Act of 1934 for the transition period



Commission file number                        000-49909
                      ----------------------------------------------------------

                      Community First Financial Corporation
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Virginia                                             81-0556879
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1646 Graves Mill Road, Lynchburg, Virginia                             24112
---------------------------------------------                       ------------
     (Address of principal executive offices)                        (Zip Code)


Issuer's telephone number      (434) 386-6300
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Act:

       (Title of class)               Name of exchange on which registered

                                      None
--------------------------------------------------------------------------------


Securities registered under Section 12 (g) of the Act:

    Common Stock, No Par Value                        None
----------------------------------    ----------------------------------------

         (Title of class)               Name of exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes X   No
                                  ---    ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year   $7,973,492
                                                        ------------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $10,654,743.00 based on $11.00 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 968,613 shares outstanding as of March 6, 2003.

Documents incorporated by reference. (1) Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated into Part II,
Item 5 through 7. (2) Portions of the Corporation's 2003 Definitive Proxy Statement have been incorporated by reference into Part III.



Transitional Small Business Disclosure Format:  Yes         No  X
                                                    ---        ---

PART 1
------

Item 1.  Description of Business
--------------------------------

General

         Community First Financial Corporation ("CFFC", "the Company" or "the Corporation") is a financial holding company organized under Virginia law during March 2002, commenced operations on July 1, 2002 and was capitalized through the issuance of $9,686,130 in common stock. CFFC is the parent company of Community First Bank and its primary business activity is its investment in and managing the business of Community First Bank ("CFB" or "the Bank"). CFB commenced operations on October 14, 1999 as a state charted, FDIC insured, commercial bank. The Bank is also a member of the Federal Reserve Bank System.

         CFFC was organized by the directors of Community First Bank for the sole purpose of becoming Community First Bank's parent holding company. On July 1, 2002, CFFC and Community First bank completed a share exchange in which one share of Community First Bank's common stock was exchanged for one share of CFFC's common stock, Community First Bank's shareholders became the shareholders of CFFC, and Community First Bank became CFFC's wholly-owned subsidiary. Community First Bank's shareholders had approved the reorganization at the annual shareholder's meeting held on May 13, 2002.

         On May 13, 2002 the shareholders approved a change in the articles of incorporation which authorized the issue of up to 1,000,000 shares of preferred stock and the issue of shares of new preferred stock from time to time in the future, in one or more series, and to fix and determine the relative rights and preferences of these shares, or of each series of shares, at the time of issuance and without the further approval of shareholders.

         During 2002 the Corporation's Board of Directors created a series of preferred stock consisting of 325,000 shares of non-cumulative, convertible preferred stock that provides for stated annual dividend of $.50 per share ("Series A Preferred Stock"). Through December 31, 2002, the Corporation had sold an aggregate of 265,100 shares of these shares at a price of $10.00 per share in a private offering to a group of "accredited investors," including certain of the Corporation's directors and existing shareholders. The proceeds from the sale of those shares was used to enhance the capital position of the Bank, to purchase 62,700 shares of Highlands Community Bank common stock and for general corporate activities conducted by the Corporation.

         Community First Bank, a Virginia banking corporation headquartered in Lynchburg, Virginia, was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations on

October 14, 1999. The bank is a community oriented financial institution that provides varied banking services to small and medium-sized businesses, professionals and individuals located in its market area, which consists of the Greater Lynchburg Area. The Bank's initial focus is on the Bedford and Lynchburg County area, where it will be headquartered. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank's market area.

         The Bank currently conducts business from three full-service offices located at 1646 Graves Mill Road, and 2301 Langhorne Road, Lynchburg, Virginia and 69 Callohill Road, Lovingston, Nelson County, Virginia. The Bank plans to open a fourth office on Timberlake Road, Campbell County, Va. in the third quarter of 2003. The Bank has no operating subsidiaries.

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

         The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans.

         Other services offered by Community First Bank include safe deposit boxes, certain cash management services, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia and other states located in the Mid-Atlantic region and nationally.

Market Area

         The Bank's market area consists of Amherst, Bedford, Campbell and Nelson Counties and the City of Lynchburg. The Bank's primary service area is Bedford County and the city of Lynchburg. The market area had a population base of 208,612 people in 2000.

Employees

         As of December 31, 2002, the Bank had 34 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Governmental Monetary Policies

         The earnings and growth of the Bank are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policy by its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions' deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

         Management of the Bank is unable to predict the effect of possible changes in monetary policies upon the future operating results of the Bank.

Competition

         The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Metro Lynchburg market area and elsewhere. Many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors may have certain advantages over the Bank in providing certain services.

         The Bank's market area is a highly competitive, highly branched banking market. Competition in the market area for loans to small businesses and professionals, the Bank's target market, is intense, and pricing is important. Most of the bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks, that the Bank is not currently providing. Moreover, larger institutions operating in the market area have access to borrowed funds at lower cost than are presently available to the Bank. Deposit competition among institutions in the market area also is strong. Competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources. As a result, the Bank has paid and may in the future pay, above-market rates to attract deposits.

Regulation

         The Bank is subject to various state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The following is a brief summary of the material provisions of certain statutes, rules and regulations that will affect the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

         General. The Bank is under the supervision of, and subject to regulation and examination by, The Federal Reserve Bank (FRB), The Federal Deposit Insurance Corp. (FDIC) and the State Corporation Commission of Virginia (the "Commission"). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

         Mergers and Acquisitions. Under federal law enacted in 1995, previously existing restrictions on interstate bank acquisitions were abolished effective September 29, 1995, and, since such date, bank holding companies from any state have been able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law allows banks to merge across state lines, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows interstate branch acquisitions and de novo branching if permitted by the "host state." Effective July 1, 1995, Virginia adopted early "opt-in" legislation which permits interstate bank mergers. Virginia law also permits interstate branch acquisitions and de novo branching if reciprocal treatment is accorded Virginia banks in the state of the acquiror.

         Although the above laws may have a significant impact on the banking industry, it is not possible for the management of the Bank to determine, with any degree of certainty, the impact of such laws on Community First Bank.

         Dividends. The amount of dividends payable by the bank depends upon its earnings and capital position, and is limited by federal and state law, regulations and policy. In addition, Virgnia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under such law, no dividend may be declared or paid that would impair a bank's paid-in capital. Each of the Commission, the FRB and the FDIC have the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice. In particular, Section 38 of the Federal Deposit Insurance Act ("FDIA") would prohibit the Bank from making a dividend if it were "undercapitalized" or if such dividend would result in the institution becoming "undercapitalized."

         Capital Requirements. The various federal bank requlatory agencies, including the FRB, have adopted risk-based capital requirements for assessing bank capital adequacy. In addition, Virginia chartered banks must also satisfy the capital requirements adopted by the Commission. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum requirement for the ratio of total capital risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles ("Tier 1 capital"). The remainder ("Tier 2 capital") generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 and total capital to risk-weighted asset ratio of the Bank as of December 31, 2002 were 9.2% and 10.3%, respectively, exceeding the minimums required.

         The FRB also has adopted regulations, which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets ("Leverage ratio") of 3%. The FRB has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization's Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets. The Leverage ratio of the Bank as of December 31, 2002 was 8.4%, well above the minimum requirement.

         In August 1995, the FRB and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FRB must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the FRB and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the FRB will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy.

         Deposit Insurance. Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" - and requires or permits such agencies to take certain supervisory actions as an insured institution's capital level falls. In certain circumstances, a financial institution's low capital position can lead to enhanced restrictions by the FDIC. An "adequately capitalized" institution is restricted from accepting brokered deposits, and a "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions.

         As an institution with deposits insured by the Bank Insurance Fund ("BIF"), the Bank also is subject to insurance assessments imposed by the FDIC. In September 1995, the BIF met its target reserve level and consequently, effective Januray1996, the FDIC revised its risk-based assessment schedule, imposing assessments ranging from 0.0% (subject to an annual minimum of $2,000) to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered "well capitalized", "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The Bank was subject to a deposit insurance assessment, or $14,114, in fiscal 2002.


         The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among other provisions, the Funds Act (i) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund ("SAIF") at its statutory required reserve ratio of 1.25% of insurable deposits, (ii) exempts certain depository institutions with SAIF-assessable deposits that meet any of several specified criteria from paying the special assessment and (iii) authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the second quarter of 2003 were set at 1.62% (per $100) annually for BIF-Assessable deposits and 1.62% (per $100) annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for BIF and the SAIF. By federal law,the FICO rate on BIF-assessable deposits must be one-fith the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2001, whichever occurs first. As the Bank's deposits are insured by the BIF, the Funds Act in not expected to significantly impact the Bank's financial condition and results of operation in the foreseeable future.

         Safety and soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in capitalized question are "well capitalized," "adequately," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

         On December 19, 1991, the FDICIA was enacted into law. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institution holding companies relating to
(i) internal controls, informations systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. On July 10, 1995 the federal banking agencies including the FRB adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and informational systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits.

         Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository instution if certain requirements are met. In addition, an insured state-chartered may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe practices.

Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Gramm-Leach-Bliley Act

         The Company is a Financial holding company within the meaning of the Federal Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act was adopted by Congress during 1999 and has dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

         With respect to bank holding companies, the GLB Act in general (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and (vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

         The GLB Act has expanded opportunities for us and Community First to provide other services and obtain other revenues in the future but, at present, it has not had a significant effect on our operations as they are presently conducted. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

Item 2. Description of Properties
---------------------------------

         As of July 2000, Community First Bank conducted business from its main banking office located at 1646 Graves Mill Road, Lynchburg, Virginia. The Bank owns the two-story building, which contains approximately 7,500 square feet.

         The Bank, in March 2001, established a office at 2301 Langhorne Road, Lynchburg, Virginia which it leases. In April 2002 the Bank leased additional space on the second floor of this office. Also, see "Item 7, Certain Relationships and Related Transactions" in this Form 10-KSB.

The Bank established a temporary office in Lovingston, Virginia in the April of 2002 in a leased 1,200 square foot facility at 69 Callohill Road the Bank plans to relocate this office to 150 Front Street, Lovingston, Virginia in April 2003.

Item 3. Legal Proceedings
-------------------------

         The Bank is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  Market for the Common Equity and Related Shareholder Matters
---------------------------------------------------------------------

CFFC first issued shares of its common stock during July 2002 in exchange for the outstanding shares of Community First Bank's common stock in connection with CFFC's initial incorporation as Community First Bank's parent holding company. CFFC's common stock is not listed on any exchange and there is not an active public market for CFFC's common stock. Prior to the organization of CFFC, Community First Bank's common stock was not listed on any exchange, neither was there an active public trading market for the stock.

Between the date of issuance and December 31, 2002, to the knowledge of management, the common stock traded at a low of $10.00, and a high of $11.00. Trades to date in 2003 have been at a low of $10.00 and a high of $11.00.

CFFC has not yet paid any cash dividend on its common stock. CFFC is a holding company, and its only source of revenue is dividends it receives from Community First Bank. Therefore, CFFC's ability to pay dividends to its shareholders is subject to Community First Bank's ability to pay dividends to it. Community First Bank's ability to pay dividends to CFFC will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements that apply to Virginia banks, and other factors. Also, dividends by Community First Bank are subject to various laws and regulatory restrictions, including the requirement that its capital be maintained at certain levels and that it only pay dividends from its retained earnings. CFFC expects that, for the foreseeable future profits resulting from Community First Bank will be retained by it as additional capital to support its operations and growth and that any dividends paid by Community First Bank to CFFC will be limited to amounts needed by CFFC to pay stated dividends on CFFC's outstanding Series A Preferred Stock, to pay any separate expenses of CFFC, and that CFFC will not pay cash dividends on its common stock.

In the future, CFFC's ability to pay dividends also will be subject toits Board of Directors, evaluation of its own separate business factors, including CFFC's earnings and financial condition, capital requirements, debt service requirements, and regulatory restrictions applicable to bank holding companies. In the future, CFFC may borrow additional funds, issue debt instruments, issue and sell additional shares of preferred stock or engage in other types of financing activities, in order to increase its capital and/or to provide funds that it can use to increase Community First Bank's capital. The terms of CFFC's outstanding Series A Preferred Stock provides that no dividends may be declared and paid during any calander year on CFFC's common stock unless and until there shall have been paid in full to the shareholders of the Series A Preferred Stock not less than a pro rata portion of the stated annual dividend on the series A Preferred Stock for the year, at the rate provided for those dividends, through the date on which CFFC's proposes to pay dividends on the common stock. Covenants contained in any loan or financing agreement entered into by CFFC's int the future, or other debt or capital instruments issued by CFFC in the future, also could restrict or condition CFFC's payment of cash dividends based on various financial considerations or factors. Additionally, if CFFC creates and issues shares of any other series of preferred stock, the terms of that stock colud require that stated periodic dividends be paid on the preferred stock before any cash dividends could be paid on CFFC's common stock. Therefore, there is no assurance that, for the foreseeable future, CFFC will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular time, or that it will paya dividends at all.

On August 15, 2002, CFFC issued 325,000 shares of its Series A preferred Stock for cash in a limited offering. Through December 31,2002, the company had sold an aggregate of 265,100 shares of these shares at a price of $10.00 per share. CFFC paid no underwriting discounts or commissions in connection with the sale. The shares were sold only to persons who were "accredited" investors" as defined in the Securities and Exchange Commission's Rule 501 (a). Each share is convertible into one share of CFFC's stock at any time following two years after it is issued at the option of the holder of that share and, under certain circumstances, each share is convertible at the same rate at the option of CFFC. The full terms and conditions of such conversion are set forth in CFFC's Private Placement Memorandum. The shares of Series A Preferred Stock were offered and sold without registration under the1933 Act pursuant to the exemption from registration provided by Rule 506 of the 1933 Act.

ITEM 6.  Management's Discussion and Analysis or Plan of Operations
-------------------------------------------------------------------

         This information is incorporated herein by reference from pages 25 through 28 of the 2002 Annual Report.

Statistical Information

         The following statistical information is furnished pursuant to the requirements of Guide 3 promulgated under the Securities Act of 1933.

INDEX

                                                                            Page
                                                                            ----

TABLE 1.  Average Balance Sheets, Net Interest Income, and Rates..........   14

TABLE 2.  Analysis of Change in Net Interest Income.......................   16

TABLE 3.  Types of Investment Securities..................................   17

TABLE 4.  Maturity Schedule of Selected Loans as of December 31, 2002.....   18

TABLE 5.  Summary of Allowance for Loan Losses............................   19

TABLE 6.  Allocation of the Allowance for Loan Losses.....................   20

TABLE 7.  Deposits........................................................   21

TABLE 8.  Return on Equity and Assets.....................................   22

TABLE 9.  Interest Sensitivity Analysis...................................   23

TABLE 10. Selected Historical Financial Information.......................   24


                                     TABLE 1

             AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

         The following table depicts interest income on earnings assets and related average yields as well as interest expenses on interest-bearing liabilities and related average rates paid for the periods indicated.


                                                      2002                                 2001
                                                    Interest    Average                  Interest    Average
                                        Average      Income/     Yield/      Average      Income/     Yield/
                                        Balance      Expense      Rate       Balance     Expense       Rate
                                        -------      -------      ----       -------     -------       ----
Assets:
Investment securities                   $ 3,013       $ 105       3.48%      $ 1,641        $102       6.22%
Total Loans (1)                          99,301       7,568        7.62       64,444       5,583        8.66


Federal funds sold                        1,997          34        1.70        1,120          43        3.84
                                          -----          --        ----        -----          --        ----

Total earning assets                    104,311       7,707        7.39       67,205       5,728        8.52
                                                      -----        ----                    -----        ----

less: allowance for loan losses           1,059                                  737
Total non-earning assets                   4224                                4,517
                                           ----                                -----

Total Assets                            109,594                               70,985
                                        =======                               ======

Liabilities & Equity
Interest-bearing deposits:
   NOW                                  $ 8,729       $ 182        2.09%     $ 2,114        $ 28        1.32%
   Savings                                  824           8         .97          301           5        1.66
   Money market                           9,036         171        1.89        5,975         213        3.56
   Time deposits >$100,000               19,728         808        4.10       13,421         772        5.75
   Other time                            51,537       2,342        4.54       32,968       2,020        6.13
                                         ------       -----        ----       ------       -----        ----
Total interest-bearing deposits          89,853       3,511        3.91       54,779       3,038        5.55

Short-term borrowings                     1,273          23        1.81          651          31        4.76
                                          -----          --        ----          ---          --        ----
Total interest bearing liabilities       91,126       3,534        3.88       55,430       3,069        5.54
                                                      -----        ----                    -----        ----


Noninterest-bearing liabilities:
   Demand deposits                        8,973                                6,146
   Other liabilities                        478                                  629
                                            ---                                  ---

Total Liabilities                       100,583                               62,205

Shareholders' equity                      9,011                                8.780
                                          -----                                -----

Total Liabilities & Equity              109,594                               70,985
                                        =======                               ======

Net interest Income                                   4,173                                2,659
                                                      =====                                =====
Interest rate spread (2)                                           3.51%                                2.98%
Interest expense as a percent of                                   3.39%                                4.57%
average earning assets
Net Interest margin (3)                                            4.00%                                3.96%

(1)  Nonaccruing loans are included in average loans outstanding

(2) Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities

(3) Net interest margin is net interest income expressed as a percentage of average earning assets


                               TABLE 1--CONTINUED

                  AVERAGE BALANCE, INCOME AND EXPENSE, YIELD RATES

                                                                    2000
                                                                  Interest      Average
                                                      Average     Income /      Yield /
                                                      Balance      Expense       Rate
                                                      -------      -------       ----
Assets:
Investment securities                                 $3,362        $ 210         6.25%
Total Loans (1)                                       23,031        2,128         9.24

Federal funds sold                                       787           51         6.48
                                                         ---           --         ----

Total earning assets                                  27,180        2,389         8.79
                                                                    -----         ----
less: allowance for loan losses                          300

Total non-earning assets                               2,540
                                                       -----

Total Assets                                          29,420
                                                      ======

Liabilities & Equity
Interest-bearing deposits:
   NOW                                                $1,436         $ 30        2.09%
   Savings                                               198            5         2.53
   Money market                                        1,875           97         5.17
   Time deposits >$100,000                             3,147          210         6.67
   Other time                                          9,893          680         6.87
                                                       -----          ---         ----
Total interest-bearing deposits                       16,549        1,022         6.17

Short-term borrowings                                    767           50         6.52
                                                         ---           --         ----
Total interest bearing liabilities                    17,316        1,072         6.19
                                                                    -----         ----

Noninterest-bearing liabilities:
   Demand deposits                                     2,860
   Other liabilities                                     209
                                                         ---

Total Liabilities                                     20,385

Shareholders' equity                                   9,035
                                                       -----

Total Liabilities & Equity                            29,420
                                                      ======

Net interest Income                                                $1,317
                                                                   ======
Interest rate spread (2)                                                         2.60%
Interest expense as a percent of                                                 3.94%
average earning assets
Net Interest margin (3)                                                          4.85%

(1)  Nonaccruing loans are included in average loans outstanding

(2) Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities

(3) Net interest margin is net interest income expressed as a percentage of average earning assets



                                     TABLE 2
                            VOLUME AND RATE ANALYSIS

         The following table describes the impact on the company's interest income and interest expense resulting from changes in average balances and average rates over the period indicated. The changes in interest due to both volume and rate have been allocated to rate and volume equally. Because the Bank was open only 55 days during 1999, the analysis for 2000/1999 is not presented as it would not be meaningful.


                                       Years Ended December 31,                  Years Ended December 31,
                                             2002/2001                                 2001/2000
                                       Increase     (Decrease)     Total or     Increase     (Decrease)      Total or
                                         due to     change in        net          due to      change in        net
                                        Average      Average       Increase      Average       Average       increase
                                        Balance        Rate       (decrease)     Balance        Rate        (decrease)
                                        -------        ----       ----------     -------        ----        ----------

Interest-earning assets:
Interest-bearing deposits with banks

Taxable securities                             48          (45)            (3)       (107)            (1)         (108)
Non-taxable securities
Federal funds sold and securities              15          (24)            (9)          13           (21)           (8)
purchased under resale agreements
Totals loans (net of unearned)              2,656         (671)          1,985       3,586          (131)         3,455
                                            -----         -----          -----       -----          -----         -----

Income on interest-earning assets           2,719         (740)          1,979       3,492          (153)         3,339
                                            -----         -----          -----       -----          -----         -----

Interest-bearing liabilities:
Interest-bearing demand deposits              138            16            154           9           (11)           (2)
Money market deposits                          58         (100)           (42)         146           (30)           116
Savings deposits                                5           (2)              3           2            (2)             0
Certificates of deposit of $100,000
& over                                        258         (222)             36         590           (28)           562
Other time deposits                           844         (522)            322       1,414           (74)         1,340
Federal funds purchased and
securities sold under repurchase
agreements                                     11          (19)            (8)         (6)           (13)          (19)
                                               --          ----            ---         ---           ----          ----
Federal Home Loan Bank long-term
debt

Expense of interest-bearing
liabilities                                 1,314         (849)          (465)       2,155          (158)         1,997
                                            -----         -----          -----       -----          -----         -----

Net change in net interest income           1,405           109          1,514       1,337              5         1,342
                                            =====           ===          =====       =====              =         =====

                                     TABLE 3
                    SECURITIES HELD FOR RESALE AND INVESTMENT
                     MATURITY DISTRIBUTION AND AVERAGE YIELD


                Book Value of Investments
                -------------------------
                                                        December 31,
                                                        ------------
Securities Available for Sale:                         2002      2001
                                                       ----      ----

Fair Value:

U.S. Government Agencies and Corporations             $ 3,198    3,993
                                                      =======    =====




      Maturities of Investments at December 31, 2002
      ----------------------------------------------
                                                                      Weighted
                                       Amortized     Fair Market       Average
                                            Cost           Value         Yield
                                            ----           -----         -----

Within one year                           $3,189          $3,191          1.94%
After one year to five years                   0               0              0
After five years through ten years             0               0              0
                                               -               -              -

                                        $  3,189           3,191          1.94%
                                        ========           =====          =====

         Other than U.S. Government Agencies, the Bank held no issues that exceeded 10% of Shareholder's Equity at December 31, 2002.




                                     TABLE 4
             LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS



                                                  December 31,
                                  ----------------------------------------------
                                              2002                   2001
                                  ----------------------------------------------

    Commercial                              $     21,508             $   16,368
    Real Estate:
                  Mortgage                        80,629                 45,181
                  Construction                     8,675                 10,758
    Installment                                   11,243                  4,346
                                                  ------                  -----
                                                 122,055                 76,578
    Net deferred fees
                                                    (122)                   (75)
    Allowance for loan losses                     (1,302)                  (957)
                                  ----------------------- ----------------------

    Loans, net                               $   120,631             $   75,621
                                  ----------------------- ----------------------




The following table presents the maturities of loans for the Bank. Maturities of loans are not ready available by loan category.


                                                       December 31, 2002
                                                       -----------------

Aggregate Maturities of Loan balances which are due:

         Within one year                                  $       48,929
         Over one year through five years                         43,390
         Over five years                                          29,736
                                                          --------------

                  Total Loans                             $      122,055
                                                          ==============


         There were no restructured loans at December 31, 2002 and $.5 million at December 31, 2000. The Bank had no non-performing loans, repossessed or foreclosed properties at December 31, 2002 or 2001.

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. This information is incorporated by reference in this report from note 14 on pages 19 and 20 of the 2002 Annual Report to Stockholders.

         The Bank also has certain concentrations of credit risk. This information is incorporated by reference in this report from note 14 on page 20 of the 2002 Annual Report to Stockholders.



                                     TABLE 5
                      SUMMARY OF ALLOWANCE FOR LOAN LOSSES



         The following table shows the Bank's loan loss and recovery experience for the past two years.

         The Bank tries to maintain an allowance for loan losses that represents an estimate of all losses estimated in the Bank's loan portfolio. To achieve this goal, the loan loss provision must be sufficient to cover charged off loans plus growth in the loan portfolio. The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at management's targeted level. In considering the provision for loan loss, an evaluation of the loan portfolio is conducted. Loans in non-accrual status and loans past due over ninety days are considered in this evaluation as well as other loans the Bank feels may be a potential loss. The status of non-accrual and past due loans varies from quarter to quarter based on seasonality and cash flow of customers.





                                     2002         2001        2000
                                     ----         ----        ----


Balance beginning of period           957          615         150

Loans charged off:                   (458)         (18)         (1)

Recoveries                             18            1           0
                                       --            -           -

Net loans charged off                (440)         (17)         (1)

Provision for loan losses             785          359         466

Balance end of period               1,302          957         615
                                    =====          ===         ===



Net charge-offs to                   0.44%        0.03%          -%
     Average loans




                                     TABLE 6
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES



         A breakdown of the allowance for loan losses along with the percent of loans in each major category is provided in the following table. Management of the Bank does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category of future losses.



                                     December 31, 2002                    December 31, 2001
                                     -----------------                    -----------------


                                              Percentage of                             Percentage of
                                              loans in each                             loans in each
                                            category to total                         category to total
                             Allowance            loans                Allowance            loans
                             ---------            -----                ---------            -----

Commercial                         229                17.62                  205                21.37
Real Estate Mortgage               860                66.06                  564                58.90
Real Estate Construction            93                 7.11                  134                14.05
Consumer                           120                 9.21                   54                 5.68
                                   ---                 ----                   --                 ----

       Total                     1,302               100.00                  957               100.00
                                 =====               ======                  ===               ======




                                     TABLE 7
                                    DEPOSITS



         The average balance and rates for certain categories of deposits for the last three years are shown in the following table. 1999 is not shown as the bank was only open 55 days thus the data would not be meaningful:



                                                     2002                          2001                        2000
                                                     ----                          ----                        ----

                                             Average        Average        Average      Average       Average        Average
                                             Balance          Rate         Balance        Rate        Balance          Rate
                                             -------          ----         -------        ----        -------          ----

Noninterest-bearing demand deposits           $8,973                        $6,146                     $2,860

Interest-bearing deposits:
     Now                                       8,729           2.09%         2,114       1.32%          1,436           2.09%
     Savings                                     824            .97%           301       1.66%            198           2.53%
     Money market                              9,036           1.89%         5,975       3.56%          1,875           5.17%
    Time deposits >$100,000                   19,728           4.10%        13,421       5.75%          3,147           6.67%
     Other time                               51,537           4.54%        32,968       6.13%          9,893           6.87%
                                              ------                        ------                      -----

Total interest-bearing deposits               89,853           3.91%        54,779       5.55%         16,549           6.17%
                                              ------                        ------                     ------

Total deposit                               $ 98,826                      $ 60,925                    $19,409
                                            ========                      ========                    =======




                                                 Maturities of CD's >$100,000 at
                                                         December 31, 2001


                                               Amount                       Percent

Three months or less                        $     3,682                      16.29%
Over three months to twelve months               11,547                      51.08%
One year through five years                       7,375                      32.63%
Over five years                                       0                         0 %
                                            -----------                     -------

Total                                       $    22,604                     100.00%
                                            ===========                     =======




                                     TABLE 8
                           RETURN ON EQUITY AND ASSETS



         The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:




                                               2002         2001         2000
                                               ----         ----         ----

Return on average assets                        .32%        .16%        -1.58%

Return on average equity                       3.19%       1.31%        -5.16%

Average equity to average assets               8.22%      12.37%        30.71%

Dividend payout ratio                          0.00%       0.00%         0.00%





                                     TABLE 9
                          INTERST SENSITIVITY ANALYSIS


                                             Static Gap Schedule
                                                (in thousands)

                       Floating  0-3 Months  3-12 Months   1-3 Years    3-5 Years  5-15 Years  > 15 Years      TOTAL
Assets

Loans                    43,814      21,075       20,037      21,113        9,758      11,522       2,912    130,231
Int -bearing Bank             0           0            9           0            0           0           0          9
Deposits
Fed Funds                     0           0            0           0            0           0           0          0
Investments                   0       1,698        1,493           0            0           0           0      3,191
Totals                   43,814      22,773       21,539      21,113        9,758      11,522       2,912    133,431

Liabilities

Interest-bearing
Transaction accounts      5,029           0            0      14,315            0           0           0     19,344
Money market/Savings      4,410           0            0       4,238            0           0           0      8,648
Certificates<$100M            0      10,546       23,605      23,202        6,096           0           0     63,449
Certificates>$100M            0       3,682       11,547       5,215        2,160           0           0     22,604
Other Borrowings              0           0            0          20            0           0           0         20
Fed Funds                 4,824           0            0           0            0           0           0      4,824
Totals                   14,263      14,228       35,152      46,990        8,256           0           0    118,889

Gap                      29,551       8,545      (13,613)    (25,877)       1,502      11,522       2,912     14,542

Cumulative Gap           29,551      38,095       24,482

Cumulative Gap/EA          0.22        0.29         0.18

Cumulative RSA/RSL         3.07        2.34         1.38



                                    TABLE 10
                              COMMUNITY FIRST BANK
                    Selected Historical Financial Information
           (In Thousands, Except Shares and Per Share Data and Ratios)

                                                             Years Ended December 31,
                                                             ------------------------

                                                      2002         2001        2000        1999
                                                      ----         ----        ----        ----
STATEMENT OF INCOME DATA:
     Total interest income                            7,707       5,728       2,389         198
     Total interest expense                           3,534       3,069       1,072           9
     Net interest income                              4,173       2,659       1,317         189
     Provision for loan losses                          785         359         466         150
     Total non-interest income                          267         113          65           3
     Total non-interest expense                       3,303       2,298       1,382         457
     Income tax expense                                   -           -           -           -
     Net income                                         351         115       (466)       (415)

PER SHARE DATA:
     Net income                                         .36         .12       (.48)       (.43)
     Net income - assuming dilution                     .36         .12       (.48)       (.43)
     Cash dividend                                     0.00        0.00        0.00        0.00
     Stock Dividend                                       0           0           0           0
     Book Value                                        9.58        9.13        9.01        9.48






BALANCE SHEET DATA:
     Federal funds sold under resale agreements        0.00        0.00       1,889       1,765
     Securities available-for-sale                    3,863       3,993       1,008       3,428
     Securities held-to-maturity                       0.00        0.00        0.00        0.00
     Loans, net                                     120,631      75,622      40,708       6,644
     Total Assets                                   139,752      86,615      47,738      13,163
     Total deposits                                 122,498      74,392      38,633       3,942
     Total stockholders' equity                      11,815       8,839       8,724       9,186

SELECTED RATIOS:
     Return on average assets                          .32%        .16%     (1.58)%    (15.88)%
     Return on average equity                         3.19%       1.31%     (5.16)%    (17.03)%
     Dividend payout ratio                            0.00%       0.00%       0.00%       0.00%
     Average equity to average assets                 8.22%      12.37%      30.71%      78.76%
     Allowance for loan losses to loans,
         net of unearned income                       1.06%       1.25%       1.49%       2.21%


         1998 financial information is not presented since the Bank did not open for business until October 14, 1999.

         Periods prior to 2002 reflect Community First Bank's operations only.

Item 7. Financial Statements
----------------------------

         This information is incorporated herein by reference from pages 2 through 23 of the 2002 Annual Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------


         Larrowe & Company, P.L.C. served as the Company's independent public accountants for the period from October 14, 1999 through December 31, 2002.

         For the period from October 14, 1999 through December 31, 2001, the independent auditor's report with respect to the Company's financial statements neither contained an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Larrowe & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Larrowe & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

         There have been no disagreements between the Company and its independent accountants for the Bank's most recent three fiscal years.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

         Certain information is incorporated herein by reference from pages 3 through 6 of the Company's 2003 definitive proxy statement for the annual meeting of shareholders ("Definitive Proxy Statement"), which was filed with the Securities and Exchange Commission on March 28, 2003.

         The following is information on the executive officers of the Company who are not directors of the Company:

         Francis F. Falls   (62)    Vice President and Operations Officer of
                                    Community First Bank; prior to joining the Bank Mr. Falls was Vice president of
                                    Metro-county Bank from March 1997 to June
                                    1999. He was an Independent Insurance Agent from January 1996 to March 1997. Mr. Falls was Vice President - Operations for Piedmont
                                    Trust Bank from 1981 to October 1994

Item 10. Executive Compensation
-------------------------------

         This information is incorporated herein by reference from page 3 of the Company's Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         This information is incorporated herein by reference from pages 5 and 6 of the Company'sDefinitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         This information is incorporated herein by reference from Note 12, page 18 of the Company's 2002 Annual Report.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

3.1 & 3.2      The Company's Articles of Incorporation and By Laws (Item
               (a) (2)), required to be filed under this section, have been previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K filed on July 11, 2002, and are incorporated herein by reference.

10.2 The Company's Stock Incentive Plan, required to be filed under this section, have been previously filed with the Board of Governors of the Federal Reserve System as an exhibit to the Bank's Form 10-QSB filed for the quarter ended June 30, 2001, and are incorporated herein by reference.

13.0           2002 Annual Report to Stockholders, Exhibit A.

20             Proxy Statement / Annual Meeting of Stockholders, Exhibit B.

(b)      Reports on Form 8-K.
         --------------------

         There were no reports filed on Form 8-K during the fourth quarter 2002.


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                              COMMUNITY FIRST BANK


March 28, 2003                By: /s/ F. F. Falls
                                 --------------------------------------
                                  F. F. Falls
                                  Vice President


CERTIFICATIONS

The undersigned hereby certifies that, (to his or her knowledge), (i) the Form 10-KSB filed by Community First Financial Corporation (the "issuer") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(b) 0f the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial conditions and results of operations of the Issuer (on the dates and for the periods presented therein).


Date: March 28, 2003                   /s/ John L. Wynne
                                      -----------------------------------------
                                      John L. Wynne
                                      President and Chief Executive Officer

Date: March 28, 2003                  /s/ F. F. Falls
                                      -----------------------------------------
                                      F. F. Falls
                                      Vice President "Chief Financial Officer"

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signatures                                         Title                                  Date
         ----------                                         -----                                  ----
/s/  John L. Wynne
-------------------------------------
     John L. Wynne                               President, CEO and Director                   MARCH 28, 2002

/s/   R. Thomas Beach
-------------------------------------------
      R. Thomas Beach                            Director                                      MARCH 28, 2002

/s/ A. C. Coleman, Jr.
-------------------------------------
    A. C. (Buzzy) Coleman, Jr.                   Director                                      MARCH 28, 2002

/s/ Frank C. Crist, Jr., DDS
-------------------------------------
    Frank C. Crist, Jr., DDS                     Director                                      MARCH 28, 2002

/s/ Walter G. Mason, II
----------------------------------------
    Walter G. Mason, II                          Vice President and Director                   MARCH 28, 2002

/s/ Thomas M. Mignogna
--------------------------------------
    Thomas M. Mignogna                           Director                                      MARCH 28, 2002

/s/ Dr. Larry H. Redmond
--------------------------------------
    Dr. Larry H. Redmond                         Director                                      MARCH 28, 2002

/s/  Daniel P. Thornton
-------------------------------------
     Daniel P. Thornton                          Director                                      MARCH 28, 2002

/s/ J. Michael Thomas
--------------------------------------------
    J. Michael Thomas                            Vice President and Director                   MARCH 28, 2002


                                              CERTIFICATIONS

I, John L. Wynne, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community First Financial Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  March 28, 2003                     /s/ John L. Wynne
                                          -------------------------------------
                                          John L. Wynne
                                          President and Chief Executive Officer

I, F. F. Falls, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community First Financial Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  March 28, 2002                   /s/ F. F. Falls
                                        ----------------------------------------
                                        F. F. Falls
                                        Vice President "Chief Financial Officer"

                      COMMUNITY FIRST FINANCIAL CORPORATION



                                    Exhibit A
                       2002 Annual report to Stockholders





                                 (See Attached)

================================================================================
2002 Annual Report
--------------------------------------------------------------------------------

Table of Contents

Letter to Shareholders...................................................1

Independent Auditor's Report.............................................2

Consolidated Balance Sheets..............................................3

Consolidated Statements of Operations....................................4

Consolidated Statements of Changes in Stockholders' Equity...............5

Consolidated Statements of Cash Flows....................................6

Notes to Consolidated Financial Statements...............................7

Management's Discussion and Analysis....................................25

Board of Directors and Officers.........................................29

Stockholder Information.................................................30

To our Shareholders, Customers and Friends:

Reporting to you the highlights of 2002 is as exciting as ever, given the impressive results and numerous exciting initiatives ongoing within Community First Bank. Not the least of which was the formation of our financial holding company Community First Financial Corporation (CFFC) as a mechanism for ownership in a number of certain other entities, including the investment of $672 thousand of common stock in Highlands Community Bank, a newly state-chartered bank located in Covington, Virginia. The investment in Highlands Community Bank is intended to foster a relationship to help Community First Bank in meeting its funding needs, as well as, realize capital appreciation for CFFC.

Another holding company initiative was the issuance of $3 million in preferred convertible stock in the fall of 2002. This additional capital makes it possible to actively consider new business opportunities. Given the continued growth of Community First Bank and its parent (CFFC), with assets approaching $140 million and posting after-tax profits in excess of $350 thousand for 2002, the financial engine is primed to drive the success of the financial holding company.

Our company has continued in 2002 to have the very good fortune of hiring highly experienced local individuals, all of whom have extensive local banking and business development experience. As you would imagine, a major premise of our corporate philosophy is having the right people in our organization. In the spring of 2002, we were fortunate to hire; Mary Glenn M. Cobb as Vice President
- Private Banking, William M. Herbert as Vice President - Private Banking, James
C. Hyson, II as Vice President - Business Banking, and, Mark A. Strosnider as Vice President - Corporate Banking, all of whom bring a wealth of experience and business relationships with them.

In March of 2002, CFB opened its Lovingston, Virginia office in a market that experienced a merger of competing banks and was left without a true community bank. Margaret Layne, with over 20 years of banking experience, serves as Branch Office Manager with a staff of three. This office, while temporarily located in the Callohill Road Shopping Center, will make its permanent home at 150 Front Street in April of this year. This modern facility will be fully staffed and offer a night depository, safe deposit boxes and CFB 24, our 24 hour automated banking facility. Our Lovingston office, along with the soon-to-be opened Timberlake Road office in Lynchburg, will serve to capture additional market shares, deposits and loans; and to fulfill our promise of being a locally run organization with the right people at the right places, providing timely service.

And while our local base of business continues to grow; we are now utilizing technology and reaching out to other markets through our Internet site www.cfbonline.com. Still in its infancy, the CFB website received an average of 1,000 visits per month during 2002. We also have added another convenient point of access for our retail and business customers by introducing Internet banking, which provides 24-hour a day banking availability.

We are firmly committed to the success of Community First Financial Corporation and believe there is great opportunity for a progressive, forward thinking company such as ours. I thank each of our Directors, Officers, Employees and Shareholders for their huge contribution to our success and continued support of our mission to provide service that is Fast, Local, Personal...Guaranteed.

Sincerely,

/s/ John L. Wynne

John L. Wynne
President & CEO

                          Independent Auditor's Report


Board of Directors and Stockholders
Community First Bank
Lynchburg, Virginia

We have audited the consolidated balance sheets of Community First Financial Corporation and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First Financial Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Larrowe & Company, PLC

Galax, Virginia
February 12, 2003

====================================================================================================
Consolidated Balance Sheets
December 31, 2002 and 2001
----------------------------------------------------------------------------------------------------
                                                                        2002              2001
                                                                   ---------------  ----------------
Assets
   Cash and due from banks                                         $     2,701,380  $      2,323,527
   Interest-bearing deposits with banks                                      8,886             5,523
   Investment securities available-for-sale                              3,863,450         3,993,225
   Restricted equity securities                                            670,886           458,526
   Loans, net of allowance for loan losses of
   $1,301,659 in 2002 and $957,000 in 2001                             120,631,471        75,621,681
   Loans held for sale                                                   8,228,574         1,525,260
   Property and equipment, net                                           2,821,937         2,264,802
   Accrued income                                                          480,464           330,746
   Other assets                                                            344,954            91,470
                                                                   ---------------  ----------------
         Total assets                                              $   139,752,002  $     86,614,760
                                                                   ===============  ================

Liabilities and Stockholders' Equity

Liabilities
   Noninterest-bearing deposits                                    $     8,502,587  $      6,414,434
   Interest-bearing deposits                                           113,995,248        67,977,448
                                                                   ---------------  ----------------
         Total deposits                                                122,497,835        74,391,882

   Federal funds purchased                                               4,824,000         2,724,000
   Accrued interest payable                                                307,520           276,181
   Other liabilities                                                       307,190           383,205
                                                                   ---------------  ----------------
         Total liabilities                                             127,936,545        77,775,268
                                                                   ---------------  ----------------

   Commitments and contingencies

Stockholders' equity
   Preferred stock $10 par value; 1,000,000 shares
     authorized; 265,100 shares issued and outstanding in
     2002 and none issued in 2001                                        2,621,989                 -
   Common stock, no par value; 10,000,000 shares
     authorized; 968,613 shares issued and outstanding
     in 2002 and 2001                                                    9,650,427         9,650,427
   Retained earnings (deficit)                                            (459,618)         (811,103)
   Accumulated other comprehensive income                                    2,659               168
                                                                   ---------------  ----------------
         Total stockholders' equity                                     11,815,457         8,839,492
                                                                   ---------------  ----------------
         Total liabilities and stockholders' equity                $   139,752,002  $     86,614,760
                                                                   ===============  ================

See Notes to Consolidated Financial Statements


==================================================================================================================
Consolidated Statements of Operations
Years ended December 31, 2002, 2001 and 2000
------------------------------------------------------------------------------------------------------------------

                                                                      2002             2001              2000
                                                                ----------------  ---------------  ----------------
Interest income
   Loans and fees on loans                                      $      7,568,238  $     5,582,582  $      2,127,863
   Federal funds sold                                                     34,056           43,256            51,159
   Investment securities, taxable                                        104,479          102,113           210,241
   Deposits with banks                                                       187              169                67
                                                                ----------------  ---------------  ----------------
         Total interest income                                         7,706,960        5,728,120         2,389,330
                                                                ----------------  ---------------  ----------------

Interest expense
   Deposits                                                            3,510,725        3,037,571         1,021,816
   Other borrowings                                                       22,909           31,443            50,586
                                                                ----------------  ---------------  ----------------
         Total interest expense                                        3,533,634        3,069,014         1,072,402
                                                                ----------------  ---------------  ----------------
         Net interest income                                           4,173,326        2,659,106         1,316,928

Provision for loan losses                                                785,000          358,883           465,976
                                                                ----------------  ---------------  ----------------
         Net interest income after provision
           for loan losses                                             3,388,326        2,300,223           850,952
                                                                ----------------  ---------------  ----------------

Noninterest income
   Service charges on deposit accounts                                   162,070           22,118             8,602
   Other service charges and fees                                        104,462           90,572            56,225
                                                                ----------------  ---------------  ----------------
         Total noninterest income                                        266,532          112,690            64,827
                                                                ----------------  ---------------  ----------------

Noninterest expense
   Salaries and employee benefits                                      1,876,191        1,411,752           732,940
   Occupancy and equipment expense                                       476,836          344,352           160,867
   Data processing                                                       109,837           73,503            57,094
   Other expense                                                         840,509          468,222           430,960
                                                                ----------------  ---------------  ----------------
         Total noninterest expense                                     3,303,373        2,297,829         1,381,861
                                                                ----------------  ---------------  ----------------
         Net income (loss)                                      $        351,485  $       115,084  $       (466,082)
                                                                ================  ===============  ================

Basic earnings (loss) per share                                 $            .36  $           .12  $          (.48)
                                                                ================  ===============  ===============
Diluted earnings (loss) per share                               $            .34  $           .12  $          (.48)
                                                                ================  ===============  ===============
Weighted average common shares outstanding                               968,613          968,613           968,613
                                                                ================  ===============  ================
Weighted average common shares outstanding, diluted                    1,026,533          983,640           968,613
                                                                ================  ===============  ================


See Notes to Consolidated Financial Statements


===================================================================================================================
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                  Stock                 Retained           Other
                                      -----------------------------     Earnings       Comprehensive
                                        Preferred        Common        (Deficit)       Income (Loss)          Total
                                      -------------  --------------   -------------  ---------------   ------------
Balance, December 31, 1999            $           -  $   9,650,427    $    (460,105) $        (4,528)  $  9,185,794

Comprehensive loss
Net loss                                          -              -         (466,082)               -       (466,082)
Net change in unrealized
   depreciation on
   investment securities
   available for sale                             -              -                -            3,870          3,870
                                                                                                       ------------
Total comprehensive loss                                                                                   (462,212)
                                      -------------  --------------   -------------  ---------------   ------------
Balance, December 31, 2000                        -       9,650,427        (926,187)            (658)     8,723,582

Comprehensive income
Net income                                        -               -         115,084                -        115,084
Net change in unrealized
   depreciation on
   investment securities
   available for sale                             -               -               -              826            826
                                                                                                       ------------
Total comprehensive income                                                                                  115,910
                                      -------------  --------------   -------------  ---------------   ------------
Balance, December 31, 2001                        -       9,650,427        (811,103)             168      8,839,492

Shares sold                               2,651,000               -               -                -      2,651,000
Stock issuance costs                        (29,011)              -               -                -        (29,011)

Comprehensive income
Net income                                        -               -         351,485                -        351,485
Net change in unrealized
   appreciation on
   investment securities
   available for sale                             -               -               -            2,491          2,491
                                                                                                       ------------
Total comprehensive income                                                                                  353,976
                                      -------------  --------------   -------------  ---------------   ------------
Balance, December 31, 2002            $   2,621,989  $    9,650,427   $    (459,618) $         2,659   $ 11,815,457
                                      =============  ==============   =============  ===============   ============

See Notes to Consolidated Financial Statements

===================================================================================================================
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------

                                                                      2002             2001              2000
                                                                ----------------  ---------------  ----------------
Cash flows from operating activities
   Net income (loss)                                            $        351,485  $       115,084  $       (466,082)
   Adjustments to reconcile net income (loss)
     to net cash provided by operations:
       Depreciation and amortization                                     253,009          215,103           107,005
       Deferred taxes                                                   (201,446)         (32,145)                -
       Accretion of discount on securities
          net of amortization of premiums                                (32,337)          25,506           (73,678)
       Provision for loan losses                                         785,000          358,883           465,976
       Changes in assets and liabilities:
         Loans available for sale                                     (6,703,314)      (1,525,260)                -
         Accrued income                                                 (149,718)        (137,879)         (148,677)
         Other assets                                                    (52,038)          (1,031)            7,121
         Accrued interest payable                                         31,339           50,529           219,554
         Other liabilities                                               (76,015)         227,244           126,688
                                                                ----------------  ---------------  ----------------
              Net cash provided by operating activities               (5,794,035)        (703,966)          237,907
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities
   Purchases of investment securities                                 (9,032,950)     (11,023,741)       (1,112,204)
   Maturities of investment securities                                 8,985,193        7,963,494         3,500,000
   Net increase in loans                                             (45,794,790)     (35,272,608)      (34,529,915)
   Net purchases of property and equipment                              (810,144)        (230,093)       (1,740,806)
                                                                ----------------  ---------------  ----------------
              Net cash used in investing activities                  (46,652,691)     (38,562,948)      (33,882,925)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                        2,088,153        1,037,490         4,093,713
   Net increase in interest-bearing deposits                          46,017,800       34,721,264        30,597,844
   Net change in federal funds                                         2,100,000        4,613,000          (124,000)
   Issuance of preferred stock, net of costs                           2,621,989                -                 -
                                                                ----------------  ---------------  ----------------
              Net cash provided by financing activities               52,827,942       40,371,754        34,567,557
                                                                ----------------  ---------------  ----------------
              Net increase in cash and cash equivalents                  381,216        1,104,840           922,539

Cash and cash equivalents, beginning                                   2,329,050        1,224,210           301,671
                                                                ----------------  ---------------  ----------------
Cash and cash equivalents, ending                               $      2,710,266  $     2,329,050  $      1,224,210
                                                                ================  ===============  ================

Supplemental disclosure of cash flow information
   Interest paid                                                $      3,502,295  $     3,018,485  $        852,848
                                                                ================  ===============  ================
   Taxes paid                                                   $         68,302  $             -  $              -
                                                                ================  ===============  ================

See Notes to Consolidated Financial Statements

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Community First Financial Corporation (the Corporation) is a bank holding company that was organized under Virginia law during 2002. It is the parent company of Community First Bank (the Bank), and its primary business activity is its investment in and managing the business of the Bank.

The directors of the Bank organized the Corporation for the sole purpose of becoming the Bank's parent holding Company. On July 1, 2002, the Corporation and the Bank completed a tax-free share exchange in which each outstanding share of the Bank's common stock was exchanged for one share of the Corporation's common stock. The Bank's shareholders became the shareholders of the Corporation and the Bank became the Corporation's wholly owned subsidiary. The Bank's shareholders had approved this reorganization at its annual meeting held on May 13, 2002.

The Bank's operations are primarily retail oriented and directed toward individuals and small and medium sized businesses located in its banking market. The Bank currently serves Bedford County, Nelson County, the City of Lynchburg, Virginia and surrounding areas through three banking offices. As a state chartered Federal Reserve member, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Critical accounting policies

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

Business segments

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers the materiality of the potential segment and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Principles of consolidation

The consolidated financial statements include the accounts of Community First Financial Corporation and its wholly owned subsidiary, Community First Bank, herein after referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Substantially all of the Corporation's loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the educational, manufacturing, and retail segments.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Corporation's allowances for loan and foreclosed real estate losses. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and cash equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks" and "interest-bearing deposits in banks."

Trading securities

The Corporation does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities held to maturity

Bonds, notes, and debentures for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. All securities held by the Bank at December 31, 2002 and 2001 were classified as available for sale.

Securities available for sale

Available for sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to service the debt, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Allowance for loan losses, continued

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Property and equipment

Company premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                                                          Years
                                                          -----
                  Buildings and improvements              5-40
                  Furniture and equipment                 5-10

For assets recorded under the terms of capital leases, the present value of future minimum lease payments is treated as cost.

Stock-based compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (issued in October 1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Income taxes

Provision for income taxes is based on amounts reported in the statements of operations (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Basic earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted earnings per share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Foreclosed properties

Real estate properties acquired through or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is less than 12 months.

Comprehensive income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investment by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders' equity rather than as income or expense.

Financial instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure's risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and interest-bearing deposits with banks approximate their fair values.

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value. Loans held for sale generally have fixed purchase commitments. Therefore, the carrying approximates fair market value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates their fair values.

Reclassification

Certain reclassifications have been made to the prior years' consolidated financial statements to place them on a comparable basis with the current year. Net income and stockholders' equity previously reported were not affected by these reclassifications.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The Bank met all reserve requirements at December 31, 2002 and 2001.

Note 3.  Securities

Debt and equity securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 2002 and 2001 follow:

                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                               ---------------  ----------------  ---------------  ----------------
2002
   U.S. Government agency securities           $     3,188,791  $          2,659  $             -  $      3,191,450
   Equity securities                                   672,000                 -                -           672,000
                                               ---------------  ----------------  ---------------  ----------------
                                               $     3,860,791  $          2,659  $             -  $      3,863,450
                                               ===============  ================  ===============  ================

2001
   U.S. Government agency securities           $     3,993,057  $            168  $             -  $      3,993,225
                                               ===============  ================  ===============  ================

Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta ("FHLB"), The Community Bankers Bank, The Federal Reserve of Richmond (Federal Reserve), Virginia Title Center and Banker's Insurance, LLC. All of those entities except Virginia Title Center and Banker's Insurance, LLC are upstream correspondents of the Bank. Virginia Title Center is a title company. Banker's Insurance, LLC is an insurance company. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it is an FHLB member. The Federal Reserve requires Banks to purchase stock as a condition of membership in the Federal Reserve system. The Bank's stock in The Community Bankers Bank and Virginia Title Center is restricted only in the fact that the stock may only be repurchased by the respective companies.

Investment securities with amortized cost and market value of approximately $1,000,000 at both December 31, 2002 and 2001 were pledged as collateral on public deposits. There were no realized gains or losses on the sales or maturities of investment securities for the years ended December 31, 2002, 2001, or 2000. At December 31, 2002, all debt investment securities available-for-sale were scheduled to mature within one year.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 4.  Loans Receivable

The major components of loans in the balance sheet at December 31, 2002 and 2001 are as follows (in thousands):

                                                  2002              2001
                                             ---------------  ----------------

Commercial                                   $        21,508  $         16,368
Real estate:
   Construction and land development                   8,675            10,758
   Farmland                                               89                71
   Residential, 1-4 families                          39,372            17,057
   Residential, 5 or more families                     2,226             1,962
   Nonfarm, nonresidential                            38,942            26,091
Consumer                                               5,575             3,807
Other                                                  5,668               540
                                             ---------------  ----------------
                                                     122,055            76,654

Net deferred loan fees                                  (122)              (75)
Allowance for loan losses                             (1,302)             (957)
                                             ---------------  ----------------
                                             $       120,631  $         75,622
                                             ===============  ================

Note 5.  Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                            2002             2001              2000
                                      ----------------  ---------------  ----------------

Balance, beginning                    $        957,000  $       615,000  $        150,000

Provision charged to expense                   785,000          358,883           465,976
Recoveries of amounts charged off               17,662              779                 -
Amounts charged off                           (458,003)         (17,662)             (976)
                                      ----------------  ---------------  ----------------
Balance, ending                       $      1,301,659  $       957,000  $        615,000
                                      ================  ===============  ================

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. There was one impaired, nonaccrual, restructured or other nonperforming loans at December 31, 2002 and 2001. Additionally, there were no foreclosed, reposed or idled properties at December 31, 2002 and 2001.
The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2002 and 2001 is as follows:

                                                         2002              2001
                                                    ---------------  ----------------

Impaired loans without a valuation allowance        $             -  $              -
Impaired loans with a valuation allowance                    49,970           741,555
                                                    ---------------  ----------------
         Total impaired loans                       $        49,970  $        741,555
                                                    ===============  ================

Valuation allowance related to impaired loans       $        24,985  $        384,723
                                                    ===============  ================

Non-accrual loans and loans past due 90 days or more at December 31, 2002 were approximately $50,000 and $62,000, respectively.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 5.  Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2002 and 2001 is summarized below:

                                                                  2002              2001
                                                             ---------------  ----------------
Average investment in impaired loans                         $       326,134  $        148,675
                                                             ===============  ================
Interest income recognized for the year                      $         1,873  $         43,085
                                                             ===============  ================
Interest income recognized on a cash basis for the year      $         1,873  $         43,056
                                                             ===============  ================

There were no impaired loans during 2000. The Corporation is not committed to lend additional funds to debtors whose loans are impaired or have been modified.

Note 6.  Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2002 and 2001 are as follows:

                                                                   2002              2001
                                                             ---------------  ----------------

Land, buildings and improvements                             $     2,132,409  $      1,569,626
Furniture and equipment                                            1,281,530         1,034,169
                                                             ---------------  ----------------
     Property and equipment, total                                 3,413,939         2,603,795

Less accumulated depreciation                                        592,002           338,993
                                                             ---------------  ----------------
     Property and equipment, net of depreciation             $     2,821,937  $      2,264,802
                                                             ===============  ================

Depreciation expense was approximately $253,000, $215,000 and $107,000 in 2002, 2001 and 2000, respectively.

The Company leases two branch facilities accounted for as operating leases, which commenced February 1, 2001 and April 1, 2002 and will expire January 31, 2006 and March 31, 2007. Rental expense under these leases for the years ended December 31, 2002 and 2001 was $63,400 and $44,000, respectively. Future non-cancelable lease payments are as follows:

                      2003                  $         75,900
                      2004                            86,100
                      2005                            88,800
                      2006                            44,800
                      2007                            10,200
                                            ----------------
                                            $        305,800

Note 7.  Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was approximately $22,604,000 and $16,075,000, respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

                    2003                           $     49,330,437
                    2004 through 2005                    28,416,885
                    2006 through 2007                     8,255,329
                                                   ----------------
                                                   $     86,002,651

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 8.  Short-term Debt

Short-term debt consists of federal funds purchased, which generally mature within one to four days from the transaction date. Additional information at December 31, 2002, 2001 and 2000 and for the years then ended is summarized below:

                                                               2002              2001
                                                         ---------------  ----------------

Outstanding balance at December 31                       $     4,824,000  $      2,724,000
                                                         ===============  ================
Year-end weighted averaged rate                                    1.60%             1.81%
                                                         ===============  ================
Daily average outstanding during the year                $     1,249,737  $        620,562
                                                         ===============  ================
Average rate for the year                                          1.82%             4.76%
                                                         ===============  ================
Maximum outstanding at any month-end during the year     $     6,470,000  $      4,046,000
                                                         ===============  ================

At December 31, 2002, the Company had established lines of credit of approximately $23,900,000 with various correspondent banks to provide additional liquidity if, and as needed.

Note 9.  Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows
(dollars in thousands):

                                                       December 31, 2002                  December 31, 2001
                                                 -------------------------------  ---------------------------------
                                                    Carrying           Fair           Carrying            Fair
                                                     Amount            Value           Amount             Value
                                                 --------------   --------------  ---------------  ----------------
Financial assets
   Cash and cash equivalents                     $        2,710   $        2,710  $         2,329  $          2,329
   Securities, available for sale                         3,863            3,863            3,993             3,993
   Restricted equity securities                             671              671              458               458
   Loans, net of allowance for loan losses              120,631          120,093           75,622            75,202
   Loan available for sale                                8,229            8,229            1,525             1,525

Financial liabilities
   Deposits                                             122,498          123,081           74,392            74,432
   Federal funds purchased                                4,824            4,824            2,724             2,724

Note 10.  Earnings per Share

The following table details the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

                                                                      2002             2001              2000
                                                                ----------------  ---------------  ----------------

Net income (loss) (income available to common shareholders)     $        351,485  $       115,084  $       (466,082)
                                                                ================  ===============  ================

Weighted average common shares outstanding                               968,613          968,613           968,613
Effect of dilutive options                                                14,879           15,027                 -
Effect of dilutive preferred stock                                        43,041                -                 -
                                                                ----------------  ---------------  ----------------
Weighted average common shares outstanding, diluted                    1,026,533          983,640           968,613
                                                                ================  ===============  ================

Basic earnings (loss) per share                                 $            .36  $           .12  $          (.48)
                                                                ================  ===============  ===============
Diluted earnings (loss) per share                               $            .34  $           .12  $          (.48)
                                                                ================  ===============  ===============

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 10.  Earnings per Share, continued

At December 31, 2000, 55,000 exercisable options were outstanding (see Note 11) with an exercise price below the market value of the Company's stock at that date. This condition placed those options "in the money". However, exercise of those options is not assumed in computing 2000 diluted earnings per share because their exercise would reduce the reported diluted loss per share.

Note 11. Benefit Plans

Defined Contribution Plan

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Bank may make additional contributions at the discretion of the Board of Directors. The Company made no contribution in 2002 and $17,284 to the plan during 2001.

Flexible Benefits Plan

The Company maintains a Flexible Benefits Plan which covers substantially all employees. Participants may set aside pre-tax dollars to provide for the future expenses such as insurance, dependant care or health care. The Bank makes no contributions to this plan.

Stock Option Plan

During 2000, the Bank adopted a long-term incentive stock option plan under which up to 200,000 shares of stock may be issued. Shares subject to the plan may be issued in any combination of incentive stock options, non-incentive stock options, restricted stock or stock appreciation rights, provided that the total value of shares issued pursuant to incentive stock options may not exceed $100,000 to any individual. Termination of restrictions on any restricted stock granted or expiration of stock appreciation rights are controlled by the terms of each individual grant. Incentive and non-incentive options expire no more than 10 years from the date of grant. Exercise prices of all options are determined by each individual grant except that incentive stock options may not be granted at less than fair market value and non-incentive stock options may not be granted at less than the initial subscription price of the Bank's stock ($10). Vesting of incentive stock options is determined in accordance with the terms of each option granted, but may not vest sooner than one year from the option grant date.

Activity under the plan during the years ended December 31, 2002, 2001 and is summarized below:

                                                                Granted and Outstanding
                                               ----------------------------------------------------
                                                    Available        Incentive       Non-incentive
                                                       for             Stock            Stock
                                                     Grant           Options           Options
                                               ----------------  ---------------  ----------------
Shares available pursuant to plan approval              200,000                -                 -
Granted for 1999                                       (165,000)          75,000            90,000
Granted for 2000                                        (15,000)          15,000                 -
                                               ----------------  ---------------  ----------------
Balance December 31, 2000                                20,000           90,000            90,000

Granted                                                  (9,996)           9,996                 -
                                               ----------------  ---------------  ----------------
Balance December 31, 2001                                10,004           99,996            90,000
                                               ================  ===============  ================

Forfeited                                                 1,866          (1,866)                 -
                                               ----------------  --------------   ----------------
Balance December 31, 2002                                11,870           98,130            90,000
                                               ================  ===============  ================

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 11. Benefit Plans, continued

Stock Option Plan, continued

Additional information relating to the plan for the years ended December 31, 2002, 2001 and 2000 is listed below:

Outstanding options at December 31:                                   2002             2001              2000
                                                                ----------------  ---------------  ----------------

   Exercise price, beginning of the year(1)                     $          10.13  $         10.09  $            n/a
   Exercise price, end of the year(1)                           $          10.13  $         10.13  $          10.09
   Range of exercise prices:
     From                                                       4          10.00  $         10.00  $          10.00
     To                                                         $          11.00  $         11.00  $          11.00
   Remaining contractual life in months(1)                                    82               94               106

Exercisable options outstanding at December 31:
   Number                                                                177,710          115,000            55,000
   Exercise price(1)                                            $          10.07  $         10.04  $          10.00

Weighted average exercise price of options:
   Granted during the year                                      $              -  $         11.00  $          10.09
   Exercised during the year                                    $              -  $             -  $              -
   Forfeited during the year                                    $          11.00  $             -  $              -
   Expired during the year                                      $              -  $             -  $              -

Significant assumptions used in determining fair value:
   Risk-free interest rate                                                   n/a             3.0%             5.25%
   Expected life in years                                                    n/a               10                10
   Expected dividends                                                        n/a             0.0%              0.0%
   Expected volatility                                                       n/a             0.2%              0.1%

Grant-date fair value:
   Options granted during the year                              $            n/a  $        28,289  $        889,350

Results of operations:
   Compensation cost recognized in income
     for all stock-based compensation awards                    $              -  $             -  $              -
                                                                ================  ===============  ================
   Pro forma net income (loss)(2)                               $        149,604  $       (90,359) $       (649,024)
                                                                ================  ===============  ================
   Pro forma income (loss) per common share(2)                  $            .15  $          (.09) $          (.67)
                                                                ================  ===============  ===============
   Pro forma income (loss) per diluted common share(2)          $            .15  $          (.09) $          (.67)
                                                                ================  ===============  ===============

---------------------------

(1)  Weighted average

(2) As if the fair value based method prescribed by SFAS No. 123 has been applied, net of income taxes

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 12.  Transactions with Related Parties

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers and vendors.

Loans

Aggregate loan transactions with related parties are as follows:

                                                  2002              2001
                                            ---------------  ----------------

Balance, beginning                          $     3,100,119  $      3,642,850
Advances                                          2,067,023         2,240,165
Repayments                                       (1,524,137)       (2,782,896)
                                            ---------------  ----------------
Balance, ending                             $     3,643,005  $      3,100,119
                                            ===============  ================

Note 13.  Income Taxes

Current and deferred income tax components

The components of income tax expense (all Federal) are as follows:

                                                       2002              2001             2000
                                                 ----------------  ---------------  ----------------

Current                                          $        201,446  $        32,145  $              -
Deferred                                                  (73,156)          (1,877)         (157,969)
Deferred tax asset valuation allowance change            (128,290)         (30,268)          157,969
                                                 ----------------  ---------------  ----------------
                                                 $              -  $             -  $              -
                                                 ================  ===============  ================

Rate reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate included in the statement of operation follows:
                                                        2002              2001              2000
                                                  ----------------  ---------------  ----------------

Tax at statutory federal rate                     $        119,504  $        28,133  $       (158,468)
Other                                                        8,786            2,135               499
Deferred tax asset valuation allowance change             (128,290)         (30,268)          157,969
                                                  ----------------  ---------------  ----------------
                                                  $              -  $             -  $              -
                                                  ================  ===============  ================

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 13.  Income Taxes, continued

Deferred income tax analysis

The components of net deferred tax assets (all Federal) at December 31are summarized as follows:

                                                   2002             2001
                                             ---------------  ----------------

Deferred tax assets
   Allowance for loan losses                 $       388,840  $        296,018
   Loan fees                                          41,451            25,379
   Organizational expenses                            39,148            60,998
   Accrued expenses                                        -             3,740
                                             ---------------  ----------------
     Deferred tax assets                             469,439           386,135
                                             ---------------  ----------------

Deferred tax liabilities
   Accretion of bond discount                         (8,629)             (821)
   Depreciation                                      (71,375)          (69,035)
                                             ---------------  ----------------
     Deferred tax liabilities                        (80,004)          (69,856)
                                             ---------------  ----------------
     Deferred tax asset valuation allowance         (155,844)         (284,134)
                                             ---------------  ----------------
     Net deferred tax asset                  $       233,591  $         32,145
                                             ===============  ================

Note 14.  Commitments and Contingencies

Litigation

In the normal course of business the Company may be involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements. The Company was not a party to any litigation at December 31, 2002.

Financial instruments with off-balance-sheet risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 2002 and 2001 is as follows:

                                                   2002              2001
                                              ---------------  ----------------

Commitments to extend credit                  $    21,030,000  $     12,558,000
Standby letters of credit                             920,000           361,000
                                              ---------------  ----------------
                                              $    21,950,000  $     12,919,000
                                              ===============  ================

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 14.  Commitments and Contingencies, continued

Financial instruments with off-balance-sheet risk, continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

Concentrations of credit risk

Substantially all of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank's primary focus is toward consumer and small business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $1,200,000.

The Bank from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Other commitments

The Bank has entered into employment agreements with certain of its key officers covering duties, salary, benefits, provisions for termination and Bank obligations in the event of merger or acquisition.

Note 15.  Regulatory Restrictions

Dividends

The Company's dividend payments (when available) will be made primarily from dividends received from the Bank. The Bank, as a Virginia banking corporation, may pay dividends only out of its retained earnings. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. At December 31, 2002 there are no retained earnings available from which to pay dividends.

Capital requirements

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 15.  Regulatory Restrictions, continued

Capital requirements, continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002 and 2001, the Bank met the criteria to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

The Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the following table (in thousands). The holding company has no significant assets other than the investment in the Bank. Therefore, there is no material difference between consolidated and the following Bank only ratios.

                                                                                                 Minimum
                                                                                                To Be Well
                                                                         Minimum             Capitalized Under
                                                                         Capital             Prompt Corrective
                                               Actual                  Requirement           Action Provisions
                                      -----------------------   -----------------------   ------------------------
                                         Amount         Ratio       Amount        Ratio       Amount         Ratio
                                      -------------     -----   -------------     -----   --------------     -----
December 31, 2002:
   Total Capital
     (to Risk-Weighted Assets)        $      12,340     10.31%  $       9,571       8.0%  $       11,964      10.0%
   Tier I Capital
     (to Risk-Weighted Assets)        $      11,038      9.23%  $       4,785       4.0%  $        7,178       6.0%
   Tier I Capital
     (to Average Assets)              $      11,038      8.34%  $       5,291       4.0%  $        6,614       5.0%

December 31, 2001:
   Total Capital
     (to Risk-Weighted Assets)        $       9,783      13.0%  $       6,044       8.0%  $        7,555      10.0%
   Tier I Capital
     (to Risk-Weighted Assets)        $       8,839      11.7%  $       3,022       4.0%  $        4,533       6.0%
   Tier I Capital
     (to Average Assets)              $       8,839      10.7%  $       3,298       4.0%  $        4,122       5.0%

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,100,000 at December 31, 2002. No 23A transactions existed at December 31, 2002.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 16.  Preferred Stock

On May 13, 2002 the shareholders approved the articles of incorporation which authorized the issue of up to 1,000,000 shares of preferred stock and the issue of shares of new preferred stock from time to time in the future, in one or more series, and to fix and determine the relative rights and preferences of these shares, or of each series of shares, at the time of issuance and without the further approval of shareholders.

During 2002 the Corporation's Board of Directors created a series of preferred stock consisting of 325,000 shares of non-cumulative, convertible preferred stock that provides for stated annual dividend of $.50 per share ("Series A Preferred Stock"). Through December 31, 2002, the Corporation had sold an aggregate of 265,100 shares of these shares at a price of $10.00 per share in a private offering to a group of "accredited investors," including certain of the Corporation's directors and existing shareholders. The proceeds from the sale of those shares was used to enhance the capital position of the Bank, to purchase 62,700 shares of Highlands Community Bank common stock and for general corporate activities conducted by the Corporation.

These shares of preferred stock have preferences over, or special terms that differ from common stock, including, among other things:

o the right to receive dividends (which may be cumulative or non-cumulative) at a stated rate before any dividend may be paid on common stock or its other shares of preferred stock; and
o the right to receive a stated distribution upon any liquidation of the Corporation before any distribution could be made to holders of common stock or its other preferred stock.

Additional shares of preferred stock that may be issued in the future will have preferences over common stock and possibility preexisting preferred stock.

Note 17.  Parent Company Financial Information


Condensed financial information of Community First Financial Corporation is presented as follows:

                                  Balance Sheet
                                December 31, 2002

Assets
   Cash and due from banks                                  $        102,155
   Investment securities available for sale                          672,000
   Investment in subsidiary bank at equity                        11,041,302
                                                            ----------------
         Total assets                                       $     11,815,457
                                                            ================

Liabilities
   Accounts payable and other liabilities                   $              -
                                                            ----------------

Stockholders' equity
   Preferred stock                                                 2,621,989
   Common stock                                                    8,883,295
   Retained earnings                                                 307,514
    Other comprehensive income                                         2,659
                                                            ----------------
         Total stockholders' equity                               11,815,457
                                                            ----------------
         Total liabilities and stockholders' equity         $     11,815,457
                                                            ================

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 17.  Parent Company Financial Information, continued

                             Statement of Operations
                         Period ended December 31, 2002

Expenses
   Professional fees                                                 $         28,972
   Other expenses                                                              18,862
                                                                     ----------------
       Total expenses                                                          47,834
                                                                     ----------------
       Loss before equity in undistributed income of subsidiary               (47,834)

Equity in undistributed income of subsidiary                                  355,348
                                                                     ----------------
       Net income                                                    $        307,514
                                                                     ================

                             Statement of Cash Flows
                         Period ended December 31, 2002

Cash flows from operating activities
   Net income                                                        $        307,514
   Adjustments:
      Increase in equity in undistributed income of subsidiary               (355,348)
                                                                     ----------------
          Net cash used by operating activities                               (47,834)
                                                                     ----------------

Cash flows from investing activities
   Purchase of investment securities                                       (1,800,000)
   Investment in subsidiary                                                  (672,000)
                                                                     ----------------
          Net cash used by investing activities                            (2,472,000)
                                                                     ----------------

Cash flows from financing activities
   Issuance of preferred stock, net                                         2,621,989
                                                                     ----------------

   Increase in cash and due from banks                                        102,155

Cash and cash equivalents, beginning                                                -
                                                                     ----------------
Cash and cash equivalents, ending                                    $        102,155
                                                                     ================

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

To accurately understand the change in the Community First Financial Corporation's ("CFFC" or "the Corporation" or "the Company") financial statements, the following information is provided. The Company commenced operations on July 1, 2002 and was capitalized through the issuance of $9,686,130 in common stock. CFFC was organized for the sole purpose of becoming Community First Bank's parent holding company. Community First Bank ("CFB" or "the Bank") commenced operation on October 14, 1999, as a state charted, FDIC insured commercial bank. The Bank is also a member of the Federal Reserve Bank System. This commentary provides an overview of Community First Financial Corporation's financial condition, changes in financial condition and results of operation for 2002 and 2001. The following discussion should assist readers in the analysis of the accompanying financial statements.

Summary of Results of Operations

2002 Compared to 2001

The Company had net income for the year ended December 31, 2002 0f $351,485 compared to $115,084 for the period ending December 31, 2001 an increase of 205.4%. Return on average assets was .32% and .16% in 2002 and 2001 respectively. Return on average shareholders' equity was 3.19% in 2002 compared to 1.31% in 2001. Basic earning per share for the year 2002 were $.36 compared to $.12 for the 2001 a increase of $.24 or 200.0%.

The Company has commenced an expansion program with the opening of its third banking office at 69 Callohill Road, Lovingston, Virginia, and moved its commercial loan division to 2301 Langhorne Road, Lynchburg, Virginia in April of 2002. The Bank plans to open a fourth office in Lynchburg, Virginia in the third quarter of 2003 and move its Lovingston office to 150 Front Street in the second quarter of 2003. This expansion program, along with the opening of additional banking offices in the future, will require increased operation cost and the expectation of reduced net income during the development stages of the new offices. The Bank believes that the establishment of strategically located facilities throughout Central Virginia is crucial to the Company's continued growth and creation of long-term shareholder value.

2001 Compared to 2000

The Company had income for the year ended December 31, 2001 of $115,084 compared to a loss of $466,082 for the period ending December 31, 2000 an increase of $581,155 or 124.7%. Return on average assets was .16% and (1.58)% respectively. Return on average shareholder's equity was 1.31% in 2001 compared to (5.16)% in 2000. Basic earning per share was $.12 per share in 2001 and $(.48) in 2000 an increase of $.60 or 125.0%.

Net Interest Income

The principal source of earnings for the Corporation is net interest income. Net interest income is defined as the difference between interest and fees generated by earning assets and the cost of funds supporting those assets. As such, net interest income represents the gross profit from the Bank's lending, investment and funding activities.

A large number of variables interact to effect net interest income. Included are variables such as changes in mix and volume of earning assets and interest bearing liabilities, market interest rates and the statutory Federal tax rate. It is management's ongoing policy to maximize net interest income through the development of balance sheet and pricing strategies while maintaining appropriate risk levels as set by the Board of Directors.

The Company's net interest income totaled $4.2 million and $2.7 million for 2002 and 2001, respectively, representing an increase of $1.5 million or 55.6%. This increase was primarily the result of an increase in average earning assets of $37.1 million or 55.2%.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Other Operating Income and Other Operating Expenses

Having concentrated on basic banking services in its first full three years of operations, non-interest income has not contributed significantly to earnings. Other operating income increased to $266,532 from $112,690 an increase of $153,842 or 136.5% in 2002 over 2001. Substantially all of the increase is attributable to service charges and fees on deposit accounts.

 Other operating expenses increased to $3.3 million in 2002 from $2.3 million in 2001 or 43.5%. During 2002 CFB opened its third office at 69 Callohill Road, Lovingston Virginia, moved its commercial loan division to2301 Langhorne Roan, Lynchburg, Virginian and increased its loan origination and support staff..

Bank-wide salary and employee benefit expenses increased by $464,439 or 32.9% in 2002 over 2001 due primarily to increased staff. Occupancy and equipment expense and stationary supplies expense increased by $132,484 or 38.5% primarily due to the increase in the number of customers and accounts and having relocated the commercial loan division and opening the Lovingston Office in April 2002.

Summary of Statements of Financial Condition

Assets

At December 31, 2002, the Company had total assets of $139.8 million, representing a increase of $53.2 million or 61.4% over December 31, 2001 balance of $86.6 million. Loan growth has been strong due to the growth of the local economy and business development efforts since opening.

Loans

The net loan portfolio totaled $120.6 and $75.6 million for 2002 and 2001, respectively, representing an increase of $45.0 million or 59.5%. Real estate loans, both mortgage and construction, increased by $25.5 million to $81.5million. Consumer loans increased from $3.8million to $5.6 million while commercial loans increased to $21.5 million from $16.4 million. Mortgage loans available for sale increased from $1.5 million to $8.2 million an increase of $6.7 million or 446.7%. Consistent with its focus on providing community based financial services, the Bank generally does not make loans outside its principal market regions. By policy it does not originate or purchase leveraged loans or loans to foreign entities or individuals.

The Bank had one non-performing loan, repossessed and foreclosed properties at December 31, 2002 and none at December 31, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the credit quality and risk of the loan portfolio. The Bank maintains an allowance which management believes represents a conservative estimate of potential losses in the Bank's loan portfolio. To achieve this goal, the loan loss provision must be sufficient to cover loans charged off plus the growth (if any) in the loan portfolio. In determining the adequacy of the allowance for loan losses, management uses a methodology, which specifically identifies and reserves for high-risk loans. A general reserve is established of non-specifically reserved loans. Loans in non-accrual status and over ninety days past due are considered in this evaluation as well as other loans, which may be a potential loss.

From the Bank's inception, management and the Board have endeavored to systematically build up the allowance to a meaningful level. The 2002 provision of $785,000 increased the allowance to $1,301,659. There was a provision of $358,883 in 2001. Management and the Board of Directors believe that the allowance at year-end was adequate relative to the current levels of risk in the portfolio. Continued loan growth will warrant additional provisions in the future. The allowance for loan losses as a percentage of gross loans was 1.08% and 1.27% at December 31, 2002 and 2001 respectively.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Loan charge-offs totaled $458,003 in 2002 and $17,662 in 2001and recoveries were $17,662 and $799 respectively in 2002 and 2001.

Securities and Federal Funds Purchased

At year-end total securities totaled $4.5 million compared to $4.5 million on December 31, 2001and federal funds purchased totaled $4.8 million and $2.7 million at December 31, 2002 and 2001 respectively an increase of $2.1 million or 77.8%. These funds were used to support the increase in mortgage loans available for sale.

Deposits

Deposits totaled $122.5 and $74.4 million at December 31, 2002 and 2001 respectively, representing an increase of 64.7%. As the Bank concentrated on developing commercial relationships, demand deposit accounts increased from $6.4 million to $8.5 million or 32.8%. Certificates of Deposit accounts increased from $57.0 million to $86.0 million or 50.8%

Shareholders' Equity

Future growth and expansion of the Company is dictated by its capital base. The adequacy of the Company's capital is reviewed by management on an ongoing basis with reference to the size, composition and quality of the company's asset and liability levels and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that assures an adequate level to support anticipated asset growth and absorb potential losses. During 2002 the Company increased equity through the private placement of 3,000,000 shares of preferred stock, increasing equity by $2.6 million.

Shareholders' equity was $11.8 million at the end of 2002 compared to $8.8 at the end of 2001 or a 34.1% increase. The Bank's equity to asset ratio at December 31, 2002 was 8.2% compared to 10.2% at December 31, 2001 reflecting the continued growth of the bank.

Liquidity, Market Risk and Interest Sensitivity

The objective of the Bank's liquidity management policy include providing adequate funds to meet the need of depositors and borrowers at all times, as well as providing funds to meet the basic needs for ongoing operations, to allow funding of lower-term investment opportunities and regulatory requirements. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by management. The most immediate and efficient source of liquidity are short-term investments, which include federal funds sold and securities maturing within one year.

Market risk is the risk of loss arising from adverse changes in interest rates. Interest rate risk can be measured by looking at the volatility of projected net interest income as a result of possible changes in interest rates over a given period of time. The Bank's goal is to limit interest rate exposure to prudent levels as determined by the Bank's Board of Directors. The Board establishes limits on the earnings at risk for a particular period, usually defined as th next twelve months. Actions that can be taken to manage interest rate risk include changing the mix of floating rate versus fixed rate earning assets and funding sources, changes in average maturities within the securities available for sale portfolio through sales and purchases, and product development efforts to attract new loans and deposits.

Another tool for assessing interest rate risk is the quantification of the economic fair value of shareholders' equity (EVE). Economic value of equity consists of the present value of all future cash flows from assets and liabilities. Potential, changes in the EVE are calculated by projecting cash flows and computing present values under a series of different rate scenarios.

While Community First Bank believes that these methodologies provide a meaningful representation of the Bank's interest rate sensitivity, the methodologies do not necessarily take into account all developments which can have an effect on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds.

================================================================================
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Information contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may contain forward-looking statements with respect to the Bank's financial condition and results of operation. These forward-looking statements may involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, an increase in competitive pressures in the banking industry, economic conditions, adverse technological change, changes in the interest rate environment or the Bank's interest rate position, and the impact of future legal and regulatory actions. It is important to note that the actual results may differ materially from those projected in forward- looking statements.

================================================================================
Directors and Officers
--------------------------------------------------------------------------------

                                       Board of Directors
R. Thomas Beach.............................................Retired President of Beach Medical

A. C. (Buzzy) Coleman..........................................CEO, Coleman Adams Construction

Frank C. Crist, Jr. DDS......................................President, Brady & Crist Dentists

Walter G. (Chip) Mason, II.........Senior Vice President - Retail Banking Community First Bank

Thomas S. Mignogna.......................................Retired CEO of Limitorque Corporation

Dr. Larry H. Redmond.........................................Radiologist, Radiology Consultant

J. Michael Thomas................Senior Vice-President - Business Banking Community First Bank

Daniel P. Thornton..........................................................Progress Printing

John L. Wynne.............................................President & CEO Community First Bank

                                      Corporate Officers

F. F. "Bucky" Falls.............................................................Vice President

W. G. "Chip" Mason, II..........................................................Vice President

J. Michael Thomas...............................................................Vice President

John L. Wynne............................................President and Chief Executive Officer

================================================================================
Stockholder Information
--------------------------------------------------------------------------------

Annual Meeting

The annual meeting of stockholders will be held Monday, May 12, 2003 at 2:00 p.m. at Miller Claytor House, 2200 Miller Claytor Lane, Lynchburg, Virginia.




Requests for Information

Requests for information should be directed to Mr. F. F. Falls, Vice President and Secretary, at Community First Bank, Post Office Box 4314, Lynchburg, VA 24502; telephone (434) 386-6300. A copy of the Company's Form 10-KSB for 2002 will be available on the internet at www.sec.gov, after March 31, 2003.




      Independent Auditors                     Stock Transfer Agent

      Larrowe & Company, PLC                   Registrar and Transfer Company
        Certified Public Accountants           10 Commerce Drive
      Post Office Box 760                      Cranford, New Jersey 07016-3572
      Galax, Virginia 24333





Federal Deposit Insurance Corporation

The Bank is a member of the FDIC. This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

       Main Office            Langhorne Road Office         Lovingston Office

  1646 Graves Mill Road        2301 Langhorne Road          150 Front Street
Lynchburg, Virginia 24502   Lynchburg, Virginia 24502     Lovingston, VA 22949
     (434) 386-6300              (434) 386-6330              (434) 263-6301


                               Coming Spring 2003

                          20479 Timberlake Road Office
                            Lynchburg, Virginia 24502

                      COMMUNITY FIRST FINANCIAL CORPORATION



                                    Exhibit B
          Proxy Statement and Notice of Annual Meeting of Stockholders
                             to be held May 12, 2003




                                 (See Attached)

                      COMMUNITY FIRST FINANCIAL CORPORATION
                            SCHEDULE 14A INFORMATION

                Proxy Statement Pursuant to Section 14(a) of the
                         Securities Exchange Act of 1934
                               (Amendment No. __ )

Filed by the Registrant  [X]

Filed by a Party other than the Registrant [ ]

Check the appropriate box:

[   ] Preliminary Proxy Statement

[   ] Confidential, for Use of the Board Only (as permitted by Rule 14a-6(e)(2))

[ X ] Definitive Proxy Statement

[   ] Definitive Additional Materials

[   ] Soliciting Material Pursuant toss.240.14a-11(c) orss.240.14a-12

                     COMMUNITY FIRST FINANCIAL CORPORATION
                     -------------------------------------
                (Name of Registrant as Specified In Its Charter)

                                      N.A.
                                      ----
                    (Name of Person(s) Filing Proxy Statement
                          if other than the Registrant)


Payment of Filing Fee (Check the appropriate box):

[X] No fee required.

[ ] Fee computed on table below per Exchange Act Rules 14a-6(i)(4) and 0-11.

                                 Not Applicable.

[ ] Fee paid previously with preliminary materials.

[ ] Check box if any part of the fee is offset as provided by Exchange
    Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

                                 Not Applicable.

                      COMMUNITY FIRST FINANCIAL CORPORATION
                              1646 Graves Mill Road
                            Lynchburg, Virginia 24502

PROXY SOLICITED BY BOARD OF DIRECTORS

The undersigned hereby appoints R. Thomas Beach and Larry H. Redmond, or either of them, as proxies, with full power of substitution, to vote all common stock of the undersigned at the Annual Meeting of Stockholders of CFFC, to be held at the Miller Claytor House, 2200 Miller Claytor Lane, Lynchburg, Virginia 24503, on Monday, May 12, 2003, at 2:00 p.m., and at any adjournment thereof, as follows:

(1) To vote FOR election to the Board of Directors of all nominees listed below as a group, unless you insert the word "NO" in the blank at the end of this paragraph. If you insert the word "NO", you will cause your shares not to be voted in favor of anyone in the group.
         _________________.

YOU MAY INSTRUCT THE ABOVE PERSONS NOT TO VOTE FOR A PARTICULAR INDIVIDUAL NOMINEE BY DRAWING A LINE THROUGH THE NOMINEE'S NAME BELOW. Your shares will then be voted for those nominees which you have not so marked.

The listed nominees, to serve until the Annual Meetings of Stockholders in 2006 (Class A), and until their successors are elected and have qualified, are:

         Thomas S. Mignogna          Larry H. Redmond          J. Michael Thomas

(2) To vote for appointment of Larrowe & Company, PLC, as independent auditor of CFFC for the year 2003, unless one of the following two alternatives is chosen:
         AGAINST (  )                       ABSTAIN (  ).

(3) To vote upon such other business as may be properly brought before the meeting.

THE STOCK REPRESENTED BY THIS PROXY WILL BE VOTED AS SPECIFIED.

IF AUTHORITY TO VOTE IS NOT WITHHELD, IF NO CONTRARY CHOICE IS INDICATED OR IF NO CHOICE IS SPECIFIED, THE STOCK REPRESENTED BY THIS PROXY WILL BE VOTED FOR ALL NOMINEES NAMED ABOVE TO BE ELECTED TO THE BOARD OF DIRECTORS, AND FOR APPOINTMENT OF LARROWE & COMPANY, PLC AS INDEPENDENT AUDITOR FOR CFFC FOR 2003.

Please sign your name(s) exactly as shown imprinted hereon. If acting as executor or trustee or otherwise in a fiduciary capacity, please sign as such fiduciary.

Date:
     ---------------                           ---------------------------------
                                               Signature of Stockholder

                                               ---------------------------------
                                               Signature of Stockholder

                                 April 10, 2003


Dear Stockholder:

You are cordially invited to attend the annual meeting of stockholders of Community First Bank. The meeting will begin at 2:00 p.m. on Monday, May 12, 2003, at the Miller Claytor House, 2200 Miller Claytor Lane, Lynchburg, Virginia 24503.

Please sign and date the enclosed proxy and mail it in the envelope provided at your earliest convenience.

                                  Very truly yours,

                                  /s/ John L. Wynne

                                  John L. Wynne
                                  President

                      COMMUNITY FIRST FINANCIAL CORPORATION
                              1646 Graves Mill Road
                            Lynchburg, Virginia 24502

                  NOTICE OF 2003 ANNUAL MEETING OF STOCKHOLDERS


To the Stockholders of Community First Financial Corporation:

         NOTICE is hereby given that the 2003 Annual Meeting of Stockholders of Community First Financial Corporation will be held at the Miller Claytor House, 2200 Miller Claytor Lane, Lynchburg, Virginia 24503, on Monday, May 12, 2003, at 2:00 p.m. for the following purposes:

          (1)  Electing Directors for the ensuing year.

          (2) Voting on appointment of Larrowe & Company, PLC, as independent auditor of CFFC for the year 2003.

          (3) Transacting such other business as may properly come before the meeting, or any adjournments thereof.

         Only stockholders of record at the close of business on April 1, 2003, are entitled to notice of and to vote at such meeting, or any adjournments thereof.

         Your attention is directed to the Proxy Statement accompanying this notice for a more complete statement regarding matters proposed to be acted upon at the meeting.

         To ensure that your shares are represented at the meeting, please fill in, date, sign, and mail promptly the enclosed proxy, for which a return envelope is provided. Your proxy is revocable at any time prior to its exercise.

                                  By Order of the Board of Directors




April 8, 2003

                      COMMUNITY FIRST FINANCIAL CORPORATION
                              1646 Graves Mill Road
                            Lynchburg, Virginia 24502

                                 PROXY STATEMENT
                     FOR 2003 ANNUAL MEETING OF STOCKHOLDERS
                                   TO BE HELD
                                  MAY 12, 2003

         The Board of Directors of Community First Financial Corporation ("CFFC") solicits the enclosed proxy to be used at the 2003 Annual Meeting of Stockholders to be held at the Miller Claytor House, 2200 Miller Claytor Lane, Lynchburg, Virginia 24503, on Monday, May 12, 2003, at 2:00 p.m., and at any adjournment thereof.

         The cost of solicitation of proxies will be borne by CFFC. Solicitations will be made only by mail, except that, if necessary, officers and regular employees of CFFC and Community First Bank may make solicitations of proxies by telegram, telephone or personal calls. Brokerage houses and other nominees may request that copies of the proxy soliciting material be furnished to them for mailing to the beneficial owners of the stock held of record by such brokerage houses and nominees. CFFC may reimburse them for their reasonable expenses in this connection.

         All properly executed proxies delivered pursuant to this solicitation will be voted at the meeting in accordance with the instructions therein contained, if any. Any person signing and mailing the enclosed proxy may revoke the proxy at any time prior to the actual voting thereof by a written revocation, by delivery of a later proxy, or by either revoking the proxy or voting in person at the meeting. Directors are elected by a plurality of votes properly cast, assuming a quorum is present. All other matters coming before the meeting will be approved if the votes favoring such matter exceed those opposing it. Abstentions and broker non-votes will have no direct effect on the election of directors or any other matter which may be considered.

         An Annual Report to Stockholders, including CFFC's financial statements for the year ended December 31, 2002, accompanies this proxy statement. This proxy statement and the accompanying proxy are first being sent or delivered to stockholders of CFFC on or about April 8, 2003.

         As of March 31, 2003, CFFC had outstanding 968,613 shares of its common stock, each of which is entitled to one vote at the Annual Meeting. Only stockholders of record at the close of business on April 1, 2003, will be entitled to vote at the meeting, or any adjournment thereof.

                          ITEM 1: ELECTION OF DIRECTORS
                          ------  ---------------------

         At the annual meeting, three Class A Directors will be elected, to serve until the Annual Meeting of Stockholders in 2006, or until their successors shall be elected and qualify. In the event that any nominee becomes unavailable for election, any proxy voted in his favor will be voted for a substitute nominee. However, the Board of Directors does not anticipate that any nominee will be unavailable for election, and all nominees have consented to be named and to serve if elected. Each nominee named above has been recommended for election by the Board of Directors.

                         INFORMATION CONCERNING NOMINEES
                         -------------------------------

Class A, serving until the 2006 Annual Meeting of Stockholders:


         Name              Age     Director Since (1) Principal Occupation Last Five Years
         ----              ---     --------------     ------------------------------------
Thomas S. Mignogna          70         2002           Retired President and Chairman, Limitorque
                                                      Corporation

Larry H. Redmond            61         2002           Radiologist, Radiologist Consultants of
                                                      Lynchburg

J. Michael Thomas           43         2002           Vice President, CFFC; Senior Vice President
                                                      Community First Bank; Vice President First
                                                      Community Bank 1994-1999

                   INFORMATION CONCERNING REMAINING DIRECTORS
                   ------------------------------------------

Class B, serving until the 2004 Annual Meeting of Stockholders:

       Name                 Age    Director Since     Principal Occupation Last Five Years
       ----                 ---    --------------     ------------------------------------

A. C. Coleman               62         2002           Chief Executive Officer,
                                                      Coleman-Adams Construction, Inc.

Walter G. Mason, II         49         2002           Vice President, CFFC; Senior Vice President,
                                                      Community First Bank 1999-present; Senior Vice
                                                      President First Community Bank 1989-1999

Daniel P. Thornton          48         2002           Vice President - Sales and Marketing,
                                                      Progress Printing Company

Class C, serving until the 2005 Annual Meeting of Stockholders:

         Name               Age    Director Since      Principal Occupation Last Five Yrs.
         ----               ---    --------------      -----------------------------------

R. Thomas Beach              52         2002           Private Investor

Frank C. Crist, Jr.          58         2002           President, Brady & Crist Dentists, Inc.

John L. Wynne                59         2002           President and Chief Executive Officer, CFFC;
                                                       President and Chief Executive Officer,
                                                       Community First Bank 1999-present; President
                                                       and Chief Executive Officer, First Community
                                                       Bank, 1986-1998

         (1) All directors and nominees except Messrs. Thomas and Mason served as directors of Community First Bank prior to organization of CFFC as its holding company on July 1, 2002.

EXECUTIVE COMPENSATION
----------------------
         The following table sets forth the compensation of CFFC's Chief Executive Officer and three additional officers for the fiscal years ended December 31, 2002, 2001, and 2000. No other officer received in excess of $100,000 for the year 2002.

                                        Summary Compensation Table (1)
                                        ------------------------------

Name and Capacity              Year ending                                                   All Other Cash
-----------------              -----------                                                   --------------
in Which Served                December 31                Salary            Bonus            Compensation (2)
---------------                -----------                ------            ------           ------------
John L. Wynne,                     2002           $ 140,000.01         $61,100.00             $ 2 799.72
President                          2001           $ 129,999.96         None                   None
                                   2000           $  99,999.96         None                   None

J. Michael Thomas,                 2002           $  95,000.16         $28,875.00             $ 7,113.33
Vice President, Business           2001           $  87,500.17         None                   $13,939.20
Banking

F. F. Falls, Vice President        2002           $  97,500.00         $29,700.00             $ 3,051.04

Walter G. Mason, II                2002           $  95,000.16         $28,825.00             $ 1,399.86
Vice President

     (1)  Includes compensation by CFFC's predecessor, Community First Bank.

     (2) Consists of profit-sharing contribution and cash payment for unused health insurance, vacation and other benefits.

DIRECTORS MEETINGS, COMMITTEES AND FEES
---------------------------------------

         Directors of CFFC currently receive no fees for attendance at board meetings, and no fees for attending committee meetings.

         The Board of Directors held two meetings during fiscal year 2002 (six months). All incumbent directors attended at least 75 percent of the aggregate number of meetings held by the Board and meetings of committees on which they served.

         The Board of Directors has appointed an Audit Committee consisting of the following nonemployee directors: Messrs. Beach, Crist and Thornton. The Audit Committee, which did not meet during 2002, is responsible for reviewing the financial records and reports of CFFC. All members of the committee are considered independent under Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers.

The Board of Directors has appointed a Nominating Committee, consisting of Messrs. Crist and Thornton, to consider nominees to stand for election to the Board of Directors. This committee did not meet during 2002. The Nominating Committee currently has no formal procedure for considering nominees proposed by the shareholders. The Executive Committee of the Board of Directors acts as the Compensation Committee for CFFC.

Audit Committee Report
----------------------

The Audit Committee of the Board is responsible for providing independent, objective oversight of CFFC's accounting functions and internal controls. The Audit Committee is composed of independent directors, and acts under a written charter adopted and approved by the Board of Directors. Each of the members of the Audit Committee is independent as defined by Bank policy and by the listing standards of the National Association of Securities Dealers.

The responsibilities of the Audit Committee include recommending to the Board an accounting firm to be engaged as CFFC's independent accountants. Additionally, and as appropriate, the Audit Committee reviews and evaluates, and discusses and consults with management, internal audit personnel and the independent accountants regarding, the following:

     o the plan for, and independent accountants' report on, each audit of CFFC's financial statements

     o CFFC's financial disclosure documents, including all financial statements and reports filed with the Board of Governors of the Federal Reserve System or sent to shareholders

     o changes in CFFC's accounting practices, principles, controls or methodologies, or in its financial statements

     o    significant developments in accounting rules

     o the adequacy of CFFC's internal accounting controls, and accounting, financial and auditing personnel

     o the establishment and maintenance of an environment at CFFC that promotes ethical behavior

The Audit Committee is responsible for recommending to the Board that CFFC's financial statements be included in its annual report. The Committee took a number of steps in making this recommendation for 2003. First, the Audit Committee discussed with its independent public accountants those matters the accountant communicated to and discussed with the Audit Committee under applicable auditing standards, including information regarding the scope and results of the audit. These communications and discussions are intended to assist the Audit Committee in overseeing the financial reporting and disclosure process. Second, the Audit Committee discussed the accountant's independence with that firm and received a letter from the accountant concerning independence as required under applicable independence standards for auditors of public companies. This discussion and disclosure informed the Audit Committee of the accountant's independence, and assisted the Audit Committee in evaluating such independence. Finally, the Audit Committee reviewed and discussed, with CFFC management and the accounting firm, CFFC's audited consolidated balance sheets at December 31, 2002, and 2000, and consolidated statements of income, cash flows and stockholders' equity for the three years ended December 31, 2002, 2001, and 2000. Based on discussions with the accountants concerning the audit, the independence discussions, and the financial statement review, and such other matters deemed relevant and appropriate by the Audit Committee, the Audit Committee recommended to the Board that these financial statements be included in CFFC's 2002 Annual Report on Form 10-KSB.

                                           R. Thomas Beach
                                           Frank C. Crist, Jr.
                                           Daniel P. Thornton

                            OWNERSHIP OF COMMON STOCK
                            -------------------------

         Except for Messrs. Beach and Wynne, listed in the following table, no person owned in excess of five percent of the outstanding common stock of CFFC as of March 31, 2003.

The following table sets forth the beneficial ownership of the common stock of CFFC as of March 31, 2003, by each director (including the Chief Executive Officer) and nominee and all directors and executive officers as a group.

Name of Beneficial                   Amount and Nature of
       Owner                        Beneficial Ownership(1)     Percent of Class
       -----                        -----------------------     ----------------
R. Thomas Beach                            52,000(3)                  5.37
A. C. Coleman, Jr.                         25,200(4)                  2.60
Frank C. Crist, Jr.                        46,650(5)                  4.82
Walter G. Mason, II                        11,250(10)                 1.16
Thomas S. Mignogna                          7,000(6)                   (2)
Larry H. Redmond                           10,400                     1.07
J. Michael Thomas                           6,000(11)                  (2)
Daniel P. Thornton                         15,000                     1.55
John L. Wynne                              60,388(7)                  6.23

All directors and executive officers      233,888                    24.15
as a group (10 persons)

(1) Includes shares which may be deemed beneficially owned by virtue of family relationships, joint ownership, voting power or investment power. Does not include currently exercisable options to purchase 30,000 shares (Mr. Wynne), and 10,000 shares (each of the other directors), at $10 per share. If all of such options were exercised, all directors and executive officers as a group would own 32.51 percent of the 1,088,613 outstanding shares.

(2)  Less than 1 percent.

(3)  Includes shares owned by spouse and as custodian for minor child.

(4)  Includes shares owned by family limited partnership.

(5)  Includes shares owned by family limited partnership.

(6) Includes shares owned jointly with spouse and by spouse as custodian for minor children.

(7) Includes shares owned as beneficiary of trust and as custodian for minor children.

(8) Totals do not include 2,000 shares held by an entity owned by Messrs. Mason, Thomas & Wynne.

(9) Totals do not include 80,000 shares held by an entity owned by Messrs. Beach, Mason, Thomas & Wynne.

(10) Includes shares owned by spouse.

(11) Includes shares owned as custodian for minor children.

Long-Term Incentive Plan
------------------------

The Long-Term Incentive Plan (the "Plan") currently in effect, as approved by the stockholders at the 2000 Annual Meeting, is intended to encourage directors and selected key employees of CFFC to develop and maintain an interest in the growth and performance of CFFC, and to create additional incentive for them to contribute to CFFC's future success. To accomplish this, the Plan offers a combination of stock options, awards of stock, stock appreciation rights (known as "SAR's"), and similar products, granted to participants by the Board of Directors of CFFC from time to time. A total of 200,000 unissued shares have been reserved for use pursuant to the Plan. Options are typically granted at the current fair market value, creating an incentive to enhance the performance of CFFC, and presumably, its common stock. The duration of the Plan will be ten years from the date of approval by the stockholders of CFFC.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Based upon the records available to CFFC, all reports required of executive officers and directors were timely filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during 2002.

CERTAIN TRANSACTIONS
--------------------

         Some of the directors and officers of CFFC and their families are at present, as in the past, customers of CFFC, and have had and expect to have transactions with CFFC in the ordinary course of business. In addition, some of the directors and officers of CFFC are at present, as in the past, also directors and officers of companies which are customers of CFFC and which have had and expect to have transactions with CFFC in the ordinary course of business. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

         You are urged to execute and return promptly the enclosed form of proxy.

                   ITEM 2: APPOINTMENT OF INDEPENDENT AUDITOR
                   ------------------------------------------

         Larrowe & Company, PLC is being recommended to the stockholders of CFFC for appointment as independent auditor for the year ending December 31, 2003. Representatives of this firm are expected to attend the meeting and have the opportunity to make a statement and respond to appropriate questions from stockholders.

                          Services and Fees During 2002
                          -----------------------------

         As CFFC's independent accountants for 2002, Larrowe & Company, PLC provided various audit and non-audit services for which CFFC was billed for fees as further described below. None of the hours expended on Larrowe & Company, PLC's audit of CFFC's financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees. CFFC's Audit Committee has considered whether Larrowe & Company, PLC's provision of non-audit services is compatible with maintaining its independence.

         Audit Fees. Larrowe & Company, PLC audited CFFC's annual financial
         ----------
statements included in its 2002 Annual Report on Form 10-KSB and, during 2002, it reviewed the financial statements included in CFFC's Quarterly Reports on Form 10-QSB. The aggregate amount of fees billed to CFFC for those services was $26,700.

         Financial Information Systems Design and Implementation Fees. During
         ------------------------------------------------------------
2002, Larrowe & Company, PLC provided no services related to financial information systems design and implementation.

         All Other Fees. In addition to the services listed above, Larrowe &
         --------------
Company, PLC provided a number of other services to CFFC during 2002 for which the aggregate amount of fees billed to CFFC was $20,100.


YOUR BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS APPOINTMENT OF LARROWE & COMPANY, PLC AS INDEPENDENT AUDITORS FOR CFFC FOR THE CURRENT YEAR.

                         STOCKHOLDER PROPOSALS FOR 2004
                         ------------------------------

         If any eligible stockholder intends to present a proposal at the 2004 Annual Meeting of Stockholders, such proposal must be received by CFFC at its principal executive office, P.O. Box 4314, Lynchburg, Virginia 24502, on or before December 11, 2003. Otherwise, such proposal will not be considered for inclusion in CFFC's proxy statement for such meeting.

                                  MISCELLANEOUS
                                  -------------

         All properly executed proxies received by CFFC will be voted at the meeting in accordance with the instructions contained therein.

         The Board of Directors knows of no matter not identified herein which may properly come before the meeting for action. However, if any other matter does properly come before the meeting, the person or persons named in the proxy form enclosed will vote in accordance with their judgment upon such matter.