Form 10QSB
period 2003-03-31
COMMUNITY FIRST FINANCIAL CORP
filed 2003-05-14
CIK 1176266

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

_____    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from__________to__________.

                        Commission File Number: 000-49909
                        ---------------------------------

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

Yes__X__ No_____


         State the number of shares outstanding of each of the Bank's classes of common stock, as of the latest practicable date: 968,613 shares of common stock were outstanding as of April 30, 2003.

         Transitional Small Business Disclosure Format:  Yes_____      No__X__

Part I.           FINANCIAL INFORMATION                                 Page No.
                                                                        --------

Item 1.            Financial Statements                                     3

                   Statements of Financial Condition
                   as of March 31, 2003 (un-audited) and
                   December 31, 2002                                        4

                   Statements of Income
                   For the Three Months Ended  March 31, 2003 and
                   2002 (un-audited)                                        5


                   Statements of Changes in Shareholders' Equity
                   For the Three Months Ended March 31, 2003 and
                   2002 (un-audited)                                        6

                   Statement of Cash Flows
                   For the Three Months Ended March 31, 2003 and
                   2002 (un-audited)                                        7

                   Notes to Financial Statements                            8

                   Selected Financial Data                                 11

Item 2.   Management's Discussion and Analysis                             12

Item 3.   Controls and Procedures                                          15

Part II.  OTHER INFORMATION                                                16

Item 1.   Legal Proceedings                                                16

Item 2.   Changes in Securities and Use of Proceeds                        16

Item 3.   Defaults Upon Senior Securities                                  16

Item 4.   Submission of Matters to a Vote of Security Holders              16

Item 5.   Other Information                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

          SIGNATURES and CERTIFICATIONS                                    17

                          PART 1 FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

The following is the un-audited Balance Sheet of Community First Financial Corporation as of March 31, 2003, and the related un-audited Statements of Income for the three-month periods ended March 31, 2003 and 2002, and un-audited Statements of Changes in Stockholders' Equity, and Cash Flows for the three-months ended March 31, 2003 and 2002. The Balance Sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company's independent public accountants.


                                   STATEMENT OF FINANCIAL CONDITION
                           March 31, 2003 (un-audited) and December 31, 2002

(000's Omitted Except per Share Data)

                                                             March 31, 2003         December 31, 2002
                                                             --------------         -----------------
ASSETS
Cash and due from banks                                         $     5,314                     2,710
Securities available for sale                                         3,875                     3,863
Restricted equity securities                                          1,029                       671
Federal funds sold                                                    3,698                         0

Loans:
         Loans, less unearned income                                132,847                   121,932
         Less:  allowance for loan losses                            (1,463)                   (1,301)
                                                                    -------                   -------
         Loans, net                                                 131,384                   120,631
Loans held for sale                                                   6,198                     8,229
Premises and equipment, net                                           3,050                     2,822
Accrued interest receivable                                             510                       480
Other Assets                                                            426                       346
                                                                    -------                   -------

Total Assets                                                        155,484                   139,752
                                                                    =======                   =======

LIABILITIES

Deposits:
         Noninterest-bearing demand                                  12,299                     8,503
         Interest-bearing demand deposits                           130,165                   113,995

         Total deposits                                             142,464                   122,498

Federal funds purchased                                                   0                     4,824
Accrued interest payable                                                325                       308
Other liabilities                                                       260                       307
                                                                    -------                   -------
         Total Liabilities                                          143,049                   127,937

SHAREHOLDERS' EQUITY

Preferred stock, $10 value: 1,000,000 shares authorized;
300,000 shares issued and outstanding in 2003 and
265,100 shares in 2002                                                2,971                     2,622

Common stock, no par value:  10,000,000 shares authorized;
968,613 shares issued and outstanding in 2003 and 2002                9,650                     9,650
Accumulated deficit                                                   (186)                     (460)
Accumulated other comprehensive income (loss)                             0                         3
                                                                    -------                   -------
         Total Shareholders' Equity                                  12,435                    11,815

         Total Liabilities and Shareholders' Equity                 155,484                   139,752
                                                                    =======                   =======


See accompanying notes to financial statements


                                         STATEMENTS OF INCOME
                          For the three months ended March 31, 2003 and 2002
                                             (un-audited)

(000's Omitted Except Per Share Data)
                                                                     2003                      2002
                                                                     ----                      ----
Interest Income:

Interest and fees on loans                                         $2,515                    $1,580
Investment securities                                                  32                         7
Federal funds sold                                                      1                         9
Other interest  income                                                  0                         5
                                                                   ------                    ------
         Total interest income                                      2,548                     1,601

Interest Expense:

Money market and Now accounts                                         136                         5
Savings                                                                 2                        49
Time deposits, $100,000 and over                                      210                       176
Other time deposits                                                   633                       544
Securities sold under agreements to repurchase                         10                         0
                                                                   ------                    ------
         Total interest expense                                       991                       774

Net interest income                                                 1,557                       827
         Provision for loan losses                                   (165)                      (51)
                                                                   ------                    ------
Net interest income after provision for loan losses                 1,392                       776

Noninterest income:

Service charges on deposit accounts                                    44                        24
Other noninterest income                                               12                         7
                                                                   ------                    ------
         Total noninterest income                                      56                        31

Noninterest expense:

Salaries and employee benefits                                        698                       432
Occupancy                                                              56                        40
Equipment expense                                                      77
                                                                                                 56
Marketing expense                                                      39                        19
Operating supplies                                                     47                        34
Legal and professional fees                                            70                         7
Other expenses                                                        127                       136
                                                                   ------                    ------
         Total noninterest expense                                  1,114                       724

Net income before income tax expense                                  334                        83
Income tax expense                                                     60                        28
                                                                   ------                    ------
Net Income (loss)                                                     274                        55
                                                                   ======                    ======
Net income (loss) per common share, basic                            0.28                      0.06
                                                                   ======                    ======
Net income (loss) per common share, diluted                          0.22                      0.05
                                                                   ======                    ======
Weighted average common shares outstanding                        968,613                   968,613
Weighted average common shares outstanding diluted              1,268,275                 1,091,777

See accompanying notes to financial statements



                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              For the three months ended March 31, 2003 and 2002
                                                 (un-audited)

(000's Omitted Except Per Share Data)

                                                                        Accumulated
                                                                           Other
                                                           Retained    Comprehensive      Preferred    Common
                                                 Total     Earnings       Income            Stock      Stock
                                                 -----     --------       ------            -----      -----
Balance at December 31,2001                      8,839         (811)            -              0       9,650
Comprehensive income:                               55           55             0              0           0
Change in Net Unrealized Gains (Losses)             (1)           0            (1)             0           0
on
         Securities Available For Sale
Balance at March 31, 2002                        8,893         (756)           (1)             0       9,650
                                                ======        =====           ===          =====     =======

Balance at December 31, 2002                    11,815         (460)            3          2,622       9,650

Comprehensive income:                              274          274             0              0           0
Change in Net Unrealized Gains (Losses) on          (3)           0            (3)             0           0
         Securities Available For Sale
         Net of Income Tax Benefit of 0.00

Preferred Stock Sale, Net of offering              349            0             0            349           0
expenses
Balance at March 31, 2003                       12,435         (186)            0          2,971     $ 9,650
                                                ======        =====           ===          =====     =======


See accompanying notes to financial statements




                                         STATEMENT OF CASH FLOWS
                            For the three months ended March 31, 2003 and 2002
                                               (un-audited)


(000's Omitted Except Per Share Data)

                                                                            2003                    2002
                                                                         -------                 -------
Operating activities:
         Net income                                                      $   274                 $    55
                                                                         -------                 -------
         Adjustments to reconcile net income (loss) to net cash
                  provided by (used in) operating activities:
         Provision for loan losses                                           165                      51
         Depreciation and amortization                                        51                      56
         Net amortization of premiums and accretion of
                  discounts on securities                                      3                      (5)
         Increase (decrease) in interest receivable                          (30)                    (40)
         Decrease (increase) in other assets                                 (48)                    (99)
         Increase (decrease) in interest payable                              17                      (6)
                                                                         -------                 -------
         Increase (decrease) in other liabilities                           (47)                    (160)
                                                                         -------                 -------
           Net cash provided by (used in) operating activities               385                    (148)
                                                                         -------                 -------

Investing activities:
         Decrease (increase) in Fed funds sold                            (3,698)                 (1,459)
         Maturities and calls of investment securities                     2,387                   3,000
         Purchase of investment securities                                (2,763)                 (1,125)
         Redemptions of investment securities                                  0                       0
         Net increase in total loans                                      (8,887)                 (5,840)
         Purchase of premises and equipment                                 (311)                   (271)
                                                                         -------                 -------
           Net cash provided by (used in) investing activities           (13,272)                 (5,695)
                                                                         -------                 -------

Financing activities:
         Decrease in capital-stock issue cost                                  0                       0
         Preferred stock sold                                                349                       0
         Net increase in deposits                                         19,966                   9,650
         Net increase (decrease) in short-term borrowing                  (4,824)                 (2,724)
                                                                         -------                 -------
           Net cash provided by financing activities                      15,491                   6,926
                                                                         -------                 -------

Increase (Decrease) in cash and cash equivalents                           2,604                   1,083
Cash and cash equivalents at beginning of period                           2,710                   2,329
                                                                         -------                 -------

Cash and cash equivalents at end of period                                 5,314                   3,412
                                                                         =======                 =======

Supplemental cash flow information, interest paid                          2,551                     780
                                                                         =======                 =======

See accompanying notes to financial statements


                                   Form 10-QSB
                                 March 31, 2003


Notes to financial statements
-----------------------------

1.    General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management's opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three month period ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Bank's Annual Report for the year ended
December 31, 2002.

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

2.   Loans are summarized as follows:


($000's)                              March 31, 2003        December 31, 2002
                                      --------------        -----------------

Commercial                              $     21,981             $     21,508
----------                              ------------             ------------
Real estate:
  Construction and land development            9,637                    8,675
  Farmland                                        87                       89
  Residential, 1-4 families                   37,929                   39,372
  Residential, 5 or more families              4,791                    2,226
  Non farm, non residential                   42,994                   38,942
Consumer                                       8,716                    5,575
Other                                          6,847                    5,668
                                        ------------             ------------

Total loans                                  132,982                  122,055

Net deferred fees                               (135)                    (122)
Allowance for loan losses                     (1,463)                  (1,302)
                                        ------------             ------------

Net loans                               $    131,384             $    120,631
                                        ============             ============



3. The following represents an analysis of changes in the allowance for loan loss for the three months ended March 31, 2003 and 2002.

                                                          March 31
                                                          --------

                                                  2003              2002
                                                  ----              ----
Balance at beginning of period                   $ 1,301           $   957
Provision charged to operating expense               165                51
Recoveries of loans previously charged off             1                18
Loan charge-offs                                       4                 0
                                                 -------           -------

Balance at end of period                         $ 1,463           $ 1,026
                                                 -------           -------


4.   Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at March 31, 2003, and December 31, 2002.

                            Amortized Cost  Gross       Gross        Fair Market
                                            Unrealized  Unrealized   Value
                                            Gains       Losses
------------------------------------------------------------------------------
($000's)
December 31, 2002
U.S. Government Agencies            3,188           3           0        3,191
Equity Securities                     672           0           0          672
                               ----------   ---------   ---------    ---------
Total                               3,860           3           0        3,863
                               ==========   =========   =========    =========

March 31, 2003
U.S. Government Agencies            3,203           -           0        3,203
Equity Securities                     672           0           0          672
                               ----------   ---------   ---------    ---------
Total                               3,875           -           0        3,875
                               ==========   =========   =========    =========

Securities with amortized costs of $3,203 at March 31, 2003 were pledged to secure public deposits as required by law.

5.   Time deposits and other deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $26,789 and $16,400 at March 31, 2003 and 2002 respectively.


6.   Future Accounting Considerations

On September 15, 2002, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 133, Accounting for Derivative
Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after September 15, 2003 (January
1, 2003 for Community First Bank) FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, Community First Bank does not have any investments in derivative instruments or any hedging activities. Community First Bank does not anticipate that in the near future these forms of investments will be utilized.

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

Weighted average shares for computation of basic earnings per share were 968,613 for the three months ended March 31, 2003. Weighted average shares for computation of diluted earnings per share were 1,268,275 for the three months ended March 31, 2003.





    Community First Financial Corporation
         Selected Balance Sheet Data



($000's)                                     March 31, 2003    December 31, 2002
                                             --------------    -----------------

Selected Data at Period-end
         Loans, net                                 137,582              128,860
         Total securities                             3,875                3,863
         Total assets                               155,485              139,752
         Total deposits                             142,464              122,497

         Stockholders' equity                        12,435               11,815

Selected Data Daily Averages
         Loans, net                                 135,210               98,242
         Total securities available for sale          3,870                2,643
         Total assets                               146,496              109,594
         Total deposits                             131,913               98,826
         Stockholders' equity                        11,738                9,011



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

This discussion, analysis and related financial information are presented to explain the significant factors, which effected Community First Financial
Corporation's financial condition and results of operations for the three months ending March 31, 2003 and 2002. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community
First Financial Corporation acquired all outstanding shares of Community First
Bank on July 1, 2003.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased from $139.8 million at December 31, 2002 to $155.5 million or 11.2% at March 31, 2003. The increase was due primarily to increases in net loans. Deposits grew to $142.5 million from $122.5 million or 16.3% during the same period. Securities and fed funds sold increased by approximately
$4.1million during the three months period. On September 16, 2003, Community
First Financial Corporation purchased 67.2 shares at $10.00 per share for a total investment of $672 or 9.17% of the common stock of Highlands Community
Bank of Covington, Virginia.

Total loans increased to $139.0 million from $130.2 million or 6.8% reflecting the Bank's continuing business development efforts. The allowance for loan losses increased to $1.5 million (1.08% of total loans) from $1.3 million (1.0% of total loans). The increase in the loan loss reserve was due to additional allowances to the reserve during the quarter ending March 31, 2003. The Bank anticipates that the reserve will be approximately 1.25% of outstanding loans by December 31, 2003. Loan quality remains very good. There were no loans past due more than ninety days and one loan in the amount of $50 was in non-accrual status at March 31, 2003. There was two loans ninty days past due and there were no loan in non-accrual status as of December 31, 2002. The increase in loan production does not reflect an overall deterioration of asset quality nor the initial stages of a declining trend. The bank anticipates that the reserve will be approximately 1.25% of outstanding loans by December 31, 2003.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $165 for the three months ended March 31, 2003 compared to $51 or a 223.5% increase over the same period in 2002. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank's portfolio. As of March 31, 2003 the ratio of the allowance for loan losses to loans, net of unearned income was 1.08%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.




Comparison of Results of Operations for the Three  Months Ended March 31, 2003
------------------------------------------------------------------------------
and 2002
--------

Net income - Net income for the three months ended March 31, 2003 was $274 or $0.28 per share compared to $55 or $0.06 per share for the same period last year. This increase of $219 was due primarily to the increase in net interest income. Annualized returns on average assets and average equity for the three months of 2003 were .57% and 7.10% respectively compared to 0.25% and 2.51% for the same period in 2002.

Net interest income - Net interest income is the Bank's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities.
Net interest income before the provision for loan losses was $1,557 in the three months of 2003 compared with $827 for the three months of 2002, an increase of $730 or 88.3%. Most of the increase was due to an increase in interest and fees on loans.

Non-interest income - Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank's non-interest income increased from $31 for the three months in 2002 to $56 for the same period in 2003, an increase of 80.6%. The majority of this income was due to service charge fees on deposit accounts, which resulted from a greater volume of deposit accounts.

Non-interest expense - The Bank's non-interest expense increased from $724 for the three months of 2002 to $1,114 or 53.9% for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits and occupancy expenses.

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



A summary of the Bank's required and actual capital components as of March 31, 2003 follows (amounts in thousands):


                                                                                   To Be Well
                                                                                   Capitalized
                                                               For Capital         Under Prompt
                                               Actual        Adequacy Purposes   Action Provisions
                                                             -----------------   -----------------
                                            Amount  Ratio      Amount  Ratio      Amount  Ratio
                                            ------  -----      ------  -----      ------  -----

Total Capital (to Risk Weighted Assets)    $13,164  10.23%    $10,296   8.0%     $12,869   10.0%
Tier 1 Capital (to Risk Weighted Assets)    11,701   9.09       5,148   4.0        7,722    6.0
Tier 1 Capital (to Average Assets)          11,701   8.02       5,148   4.0        6,435    5.0




A summary of the Bank's required and actual capital components as of December
31, 2002 follows (amounts in thousands):


                                                                                   To Be Well
                                                                                   Capitalized
                                                               For Capital         Under Prompt
                                               Actual        Adequacy Purposes   Action Provisions
                                                             -----------------   -----------------
                                            Amount  Ratio      Amount  Ratio      Amount  Ratio
                                            ------  -----      ------  -----      ------  -----

Total Capital (to Risk Weighted Assets)    $12,340  10.31%     $9,571   8.0%     $11,964   10.0%
Tier 1 Capital (to Risk Weighted Assets)    11,038   9.23      4,785    4.0        7,178    6.0
Tier 1 Capital (to Average Assets)          11,038   8.34      5,291    4.0        6,614    5.0

There are no material commitments for capital expenditures as of March 31, 2003. In addition, there are no expected material changes in the mix or relative cost of capital resources.


GENERAL
-------

Capital
On May 13, 2002, the Company's stockholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company's Board of Directors created a series of preferred stock consisting of 325 shares of non-cumulative, non-voting, convertible preferred stock. At March 31, 2003, the Company had sold 300 of those shares at a price of $10.00 per share providing capital of $3,000 net of offering expenses.

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

New Office

In April 2003, the bank opened its permanent facility at 150 Front Street Lovingston, Nelson County, Virginia, which replaced the office located in a temporary facility at 69 Callohill Road. The branch contains approximately 2,300 square feet and is leased. The lease term is 120 months at a monthly rental of $3,100. The bank has the option to renew the lease for four additional five-year periods. The lease became effective April 1, 2003. The bank has purchased a lot at 20479 Timberlake Road, Campbell County, Virginia and plans to build a new branch to be opened in the summer of 2003.

Stock-based Compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock Based Compensation, but complies with the disclosure requirements set forth in the Statement (as amended by SFAS No. 148), which include disclosing pro forma net income as if the fair value based method of accounting had been applied.


Stock Option Plans

                                                              March 31,
                                                          2003        2002
                                                      -----------  ----------
Compensation cost recognized in income for
  all stock-based compensation awards                 $         -  $        -
                                                      ===========  ==========
Pro forma net income, based on SFAS No. 123           $       272  $        5
                                                      ===========  ==========
Pro forma earnings per common share, based
  on SFAS No. 123                                     $       .28  $      .01
                                                      ===========  ==========
Pro forma earnings per fully dilutive common share,
  based on SFAS No. 123                               $       .21  $      .00
                                                      ===========  ==========

Future Accounting Considerations

There has been no accounting pronouncements issued during the period that would have a material effect on the financial position, results of operations or liquidity of the Bank.

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

                           None

Item 5 - Other Information

                           None

Item 6 - Exhibits and Reports on Form 8-K

                           (a)  Exhibits

                        (10.1) Agreement between Community First Financial Corporation and John L.Wynne dated March 1, 2003

                        (10.2) Agreement between Community First Financial Corporation and Christopher C. Chamberlin dated March 1, 2003

                        (10.3) Agreement between Community First Financial Corporation and Thomas C. Davis dated March 1, 2003

                        (10.4) Agreement between Community First Financial Corporation and Francis F. Falls dated March 1, 2003

                        (10.5) Agreement between Community First Financial Corporation and Walter G. Mason II dated March 1, 2003

                        (10.6) Agreement between Community First Financial Corporation and J. Michael Thomas dated March 1, 2003

                        (99.1)  Certificate Pursuant to 18 U.S.C. Section 1350

                        (99.2)  Certificate Pursuant to 18 U.S.C. Section 1350


                           (b)  Reports on Form 8-K

                                    None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.


                                     COMMUNITY FIRST BANK



Date:  May 12, 2003                    /s/John L. Wynne
                                     ------------------------------------
                                       John L. Wynne
                                       President and CEO


Date:  May 12, 2003                   /s/F. F. Falls
                                     -----------------------------------------
                                       F. F. Falls
                                       Vice President "Chief Financial Officer"

CERTIFICATIONS

The undersigned hereby certifies that, (to his or her knowledge), (i) the Form 10-QSB filed by Community First Financial Corporation (the "issuer") for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(b) 0f the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial conditions and results of operations of the Issuer (on the dates and for the periods presented therein).

Date: May 12, 2003                /s/ John L. Wynne
                                  ----------------------------
                                      John L. Wynne
                                      President and Chief Executive Officer


Date: May 12, 2003                /s/ F. F. Falls
                                  ------------------------------
                                      F. F. Falls
                                      Vice President "Chief Financial Officer"