Form 10QSB
period 2003-06-30
COMMUNITY FIRST FINANCIAL CORP
filed 2003-08-14
CIK 1176266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                              to                                 .

Commission File Number: 000-49909

Community First Financial Corporation

(Exact name of bank as specified in charter)

Virginia	81-0556879
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1646 Graves Mill Road

Lynchburg, Virginia 24502

(Address of principle executive office and telephone number)

(434) 386-6300

(Issuer’s telephone number)

Check whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date: 968,613 shares of common stock were outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

The following is the un-audited Balance Sheet of Community First Bank as of June 30, 2003, and the related un-audited Statements of Income for the three-month and six-month periods ended June 30, 2003 and 2002, and un-audited Statements of Changes in Stockholders’ Equity, and Cash Flows for the six months ended June 30, 2003 and 2002. The Balance Sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Bank’s independent public accountants.

STATEMENT OF FINANCIAL CONDITION

June 30, 2003 (un-audited) and December 31, 2002

(000’s Omitted Except per Share Data)

	June 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$5,849	2,710
Securities available for sale	3,886	3,863
Restricted equity securities	1,050	671
Federal funds sold	12,265	0

Loans:
Loans, less unearned income	134,668	121,932
Less: allowance for loan losses	(1,573)	(1,301)

Loans, net	133,095	120,631
Loans held for sale	3,709	8,229
Premises and equipment, net	3,542	2,822
Accrued interest receivable	536	480
Other Assets	553	346

Total Assets	164,485	139,752

LIABILITIES

Deposits:
Noninterest-bearing demand	15,190	8,503
Interest-bearing demand deposits	135,937	113,995
Total deposits	151,127	122,498

Federal funds purchased	0	4,824
Accrued interest payable	303	308
Other liabilities	359	307

Total Liabilities	151,789	127,937

SHAREHOLDERS’ EQUITY
Preferred stock, $10 value: 1,000,000 shares authorized; 300,000 shares issued and outstanding in 2003 and 265,100 shares in 2002
	2,971	2,622
Common stock, no par value: 10,000,000 shares authorized; 968,613 shares issued and outstanding in 2003 and 2002	9,650	9,650
Accumulated income (deficit)	76	(460)
Accumulated other comprehensive income (loss)	(1)	3

Total Shareholders’ Equity	12,696	11,815

Total Liabilities and Shareholders’ Equity	164,485	139,752

See accompanying notes to financial statements

STATEMENTS OF INCOME

For the three months ended June 30, 2003 and 2002

(un-audited)

(000’s Omitted Except Per Share Data)

	2003	2002
Interest Income:

Interest and fees on loans	2,512	1,707
Investment securities	26	12
Federal funds sold	21	12
Other interest income	0	20

Total interest income	2,559	1,751

Interest Expense:

Money market and Now accounts	126	10
Savings	77	48
Time deposits, $100,000 and over	179	209
Other time deposits	641	571
Securities sold under agreements to repurchase	0	0

Total interest expense	1,023	838
Net interest income	1,536	913
Provision for loan losses	(165)	(126)

Net interest income after provision for loan losses	1,371	787

Noninterest income:

Service charges on deposit accounts	58	26
Other noninterest income	5	9

Total noninterest income	63	35

Noninterest expense:

Salaries and employee benefits	678	436
Occupancy	60	51
Equipment expense	76	64
Marketing expense	34	20
Operating supplies	46	50
Legal and professional fees	15	7
Other expenses	203	144

Total noninterest expense	1,112	772

Net income before income tax expense	322	50
Income tax expense	60	6

Net Income (loss)	262	44

Net income (loss) per common share, basic	.27	.05

Net income (loss) per common share, diluted	.21	.04

Weighted average common shares outstanding	968,613	968,613

Weighted average common shares outstanding diluted	1,268,275	1,086,074

See accompanying notes to financial statements

STATEMENTS OF INCOME

For the six months ended June 30, 2003 and 2002

(un-audited)

(000’s Omitted Except Per Share Data)

	2003	2002
Interest Income:
Interest and fees on loans	$5,027	3,287
Investment securities	58	19
Federal funds sold	22	21
Other interest income	0	25

Total interest income	5,107	3,352

Interest Expense:

Money market and Now accounts	262	15
Savings	79	97
Time deposits, $100,000 and over	389	385
Other time deposits	1,274	1,115
Securities sold under agreements to repurchase	10	0

Total interest expense	2,014	1,612
Net interest income	3,093	1,740
Provision for loan losses	(330)	(177)

Net interest income after provision for loan losses	2,763	1,563

Noninterest income:

Service charges on deposit accounts	102	50
Other noninterest income	17	16

Total noninterest income	119	66

Noninterest expense:

Salaries and employee benefits	1,376	868
Occupancy	116	91
Equipment expense	153	120
Marketing expense	73	39
Operating supplies	93	84
Legal and professional fees	33	14
Other expenses	382	280

Total noninterest expense	2,226	1,496

Net income before income tax expense	656	133

Income tax expense	120	34

Net Income (loss)	536	99

Net income (loss) per common share, basic	0.55	.10

Net income (loss) per common share, diluted	0.43	.09

Weighted average common shares outstanding	968,613	968,613

Weighted average common shares outstanding diluted	1,268,275	1,086,074

See accompanying notes to financial statements

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(un-audited)

(000’s Omitted Except Per Share Data)

	2003	2002
Operating activities:
Net income	$536	$99
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	330	177
Depreciation and amortization	120	97
Net amortization of premiums and accretion of discounts on securities	4	26
Decrease (increase) in interest receivable	(56)	(41)
Decrease (increase) in other assets	(207)	(123)
Increase (decrease) in interest payable	(5)	20
Net sales of loans available for sale	4,520	—
Increase (decrease) in other liabilities	52	(226)

Net cash provided by (used in) operating activities	5,294	29

Investing activities:
Decrease (increase) in Fed funds sold	(12,265)	(4,562)
Maturities and calls of investment securities	5,584	5,000
Purchase of investment securities	(5,994)	(6,839)
Redemptions of investment securities	0	0
Net increase in total loans	(12,794)	(16,980)
Purchase of premises and equipment	(840)	(595)

Net cash provided by (used in) investing activities	(26,309)	(23,976)

Financing activities:
Decrease in capital-stock issue cost	0	0
Preferred stock sold	349	0
Net increase in deposits	28,629	28,169
Net increase (decrease) in short-term borrowing	(4,824)	(2,724)

Net cash provided by financing activities	12,154	25,445

Increase (Decrease) in cash and cash equivalents	3,139	1,498
Cash and cash equivalents at beginning of period	2,710	2,329

Cash and cash equivalents at end of period	5,849	3,827

Supplemental cash flow information, interest paid	2,019	1,592

See accompanying notes to financial statements

Form 10-QSB

June 30, 2003

Notes to financial statements

1. General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six month period ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Bank’s Annual Report for the year ended December 31, 2002.

On July 1, 2002, the Bank was acquired by Community First Financial Corporation (the Company), which was formed by the Bank on March 15, 2002 for the purpose of becoming the Bank’s parent holding Company. Each outstanding share of the Bank’s common stock was exchanged for one share of the Company’s common stock with the Bank becoming a wholly owned subsidiary of the Company. The Company’s primary purpose is to serve as the parent of the Bank. The transaction was accounted for in a manner similar to a pooling-of-interests whereby the historical book values of the Bank’s accounts were combined with the Company’s accounts on the date of the merger.

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

2. Loans are summarized as follows:

($000’s)	June 30, 2003	December 31, 2002
Commercial	$23,704	$21,508
Real estate:
Construction and land development	13,204	8,675
Farmland	84	89
Residential, 1-4 families	43,550	39,372
Residential, 5 or more families	2,171	2,226
Non farm, non residential	44,574	38,942
Consumer	5,421	5,575
Other	2114	5,668

Total loans	134,822	122,054
Net deferred fees	(154)	(122)
Allowance for loan losses	(1,573)	(1,301)

Net loans	$133,095	$120,631

3. The following represents an analysis of changes in the allowance for loan loss for the six months ended June 30, 2003 and 2002.

	June 30
	2003	2002
Balance at beginning of period	$1,301	$957
Provision charged to operating expense	330	177
Recoveries of loans previously charged off	1	18
Loan charge-offs	60	0

Balance at end of period	$1,573	$1,152

4. Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at June 30, 2003, and December 31, 2002.

($000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

December 31, 2002
U.S. Government Agencies	3,188	3	0	3,191
Equity Securities	672	0	0	672

Total	3,860	3	0	3,863

June 30, 2003
U.S. Government Agencies	3,215	—	1	3,214
Equity Securities	672	0	0	672

Total	3,887	—	1	3,886

Securities with amortized costs of $3,216 at June 30, 2003 were pledged to secure public deposits as required by law.

5. Time deposits and other deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $26,789 and $16,400 at June 30, 2003 and 2002 respectively.

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

7. Earnings Per Share

In 1999, the Financial Accounting Standards Board issued Statement No. 128, “Earnings per Share.” Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amount for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Weighted average shares for computation of basic earnings per share were 968,613 for the six months ended June 30, 2003. Weighted average shares for computation of diluted earnings per share were 1,268,275 for the six months ended June 30, 2003.

8. Stock Based Compensation

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

	June 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$272	$5

Pro forma earnings per common share, based on SFAS No. 123	$.28	$.01

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.21	$.00

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)	June 30, 2003	December 31, 2002
Selected Data at Period-end
Loans, net	136,804	128,860
Total securities	3,886	3,863
Total assets	164,485	139,752
Total deposits	151,127	122,498
Stockholders’ equity	12,696	11,815

Selected Data Daily Averages
Loans, net	146,322	98,242
Total securities available for sale	3,882	2,643
Total assets	159,509	109,594
Total deposits	137,973	98,826
Stockholders’ equity	12,210	9,011

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data and ratios)

In addition to historical information, the following discussion may contain, forward looking statements regarding management’s earnings expectations and the anticipated effect of the Bank’s branching efforts. The actual results may differ as a result of several factors including, but not limited to, imposition of federal income taxes due to exhaustion of the tax loss carry forward, expenses associated with new facilities, changes in interest rates, increased competition, and deterioration in the quality of the loan portfolio.

This discussion, analysis and related financial information are presented to explain the significant factors, which effected Community First Financial Corporation’s financial condition and results of operations for the six months ending June 30, 2003 and 2002. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2003.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets increased from $139.8 million at December 31, 2002 to $164.5 million or 17.7% at June 30, 2003. The increase was due primarily to increases in net loans. Deposits grew to $151.1 million from $122.5 million or 23.3% during the same period. Securities and fed funds sold increased by approximately $12.7 million during the six months period. On September 16, 2002, Community First Financial Corporation purchased 67.2 shares at $10.00 per share for a total investment of $672 or 9.17% of the common stock of Highlands Community Bank of Covington, Virginia.

Total loans increased to $138.3 million from $130.2 million or 6.2% reflecting the Bank’s continuing business development efforts. The allowance for loan losses increased to $1.6 million (1.14% of total loans) from $1.3 million (1.0% of total loans). The increase in the loan loss reserve was due to additional allowances to the reserve during the quarter ending June 30, 2003. The Bank anticipates that the reserve will be approximately 1.25% of outstanding loans by December 31, 2003. Loan quality remains very good. There was one loan in the amount of $1 past due more than ninety days and no loans in non-accrual status at June 30, 2003. There were two loans ninety days past due and there were no loan in non-accrual status as of December 31, 2002. The increase in loan production does not reflect an overall deterioration of asset quality nor the initial stages of a declining trend.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $330 for the six months ended June 30, 2003 compared to $177 or a 86.4% increase over the same period in 2002. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank’s portfolio. As of June 30, 2003 the ratio of the allowance for loan losses to loans, net of unearned income was 1.14%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the six Months Ended June 30, 2003 and 2002

Net income – Net income for the six months ended June 30, 2003 was $536 or $0.55 per share compared to $99 or $0.10 per share for the same period last year. This increase of $437 was due primarily to the increase in net interest income. Annualized returns on average assets and average equity for the six months of 2003 were .71% and 9.31% respectively compared to 0.25% and 2.51% for the same period in 2002.

Net interest income – Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $3,093 in the six months of 2003 compared with $1,740 for the six months of 2002, an increase of $1,353 or 77.8%. Most of the increase was due to an increase in interest and fees on loans.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased from $66 for the six months in 2002 to $119 for the same period in 2003, an increase of 80.3%. The majority of this income was due to service charge fees on deposit accounts, which resulted from a greater volume of deposit accounts.

Non-interest expense – The Bank’s non-interest expense increased from $1,496 for the six months of 2002 to $2,226 or 48.8% for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits and occupancy expenses.

Liquidity and Capital

Liquidity is the ability to generate adequate cash flow to meet financial commitments and to fund customers’ demands for funds, either in terms of loan requests or deposit withdrawals. Liquidity may be provided by both assets and liabilities. Asset liquidity is derived from sources such as readily marketable investments, principal and interest payments on loans, and cash and due from banks. Liability liquidity is provided by core deposit growth from the Bank’s strong, stable consumer base. Management believes the liquidity of the Bank remains adequate, as sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated. Secondary sources are also available should the need arise. Management is not aware of any commitments or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity.

A summary of the Bank’s required and actual capital components as of June 30, 2003 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$13,544	10.05%	$10,777	8.0%	$13,471	10.0%
Tier 1 Capital (to Risk Weighted Assets)	11,971	8.89	5,388	4.0	8,082	6.0
Tier 1 Capital (to Average Assets)	11,971	7.50	6,380	4.0	7,975	5.0

A summary of the Bank’s required and actual capital components as of December 31, 2002 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$12,340	10.31%	$9,571	8.0%	$11,964	10.0%
Tier 1 Capital (to Risk Weighted Assets)	11,038	9.23	4,785	4.0	7,178	6.0
Tier 1 Capital (to Average Assets)	11,038	8.34	5,291	4.0	6,614	5.0

There are no material commitments for capital expenditures as of June 30, 2003. In addition, there are no expected material changes in the mix or relative cost of capital resources.

GENERAL

Capital

On May 13, 2002, the Company’s stockholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company’s Board of Directors created a series of preferred stock consisting of 325 shares of non-cumulative, non-voting, convertible preferred stock. At June 30, 2003, the Company had sold 300 of those shares at a price of $10.00 per share providing capital of $3,000 net of offering expenses.

Impact of Inflation and Changing Prices

The financial statements and related notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

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

(A) Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President & Chief Executive Officer and the Vice President-Operations (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation the President and Chief Executive Officer and the Vive President-Operations (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filing.

(B) There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Change in Securities

None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s annual stockholders meeting was held May 12, 2003 at Miller Claytor House, Lynchburg, Virginia and the following actions were approved:

Election of Directors

Class B, to serve until the 2005 Annual Meeting of Stockholders:

Thomas S. Mignogna	Larry H. Redmond	J. Michael Thomas

Appointment of Independent Auditor

Larrowe & Company, PLC, 104 Cranberry Road, Galax, Virginia was appointed the independent auditor for the year ending December 31, 2003

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of CEO (302 Certification)

31.2	Certification of CFO (302 Certification)

32	Certification Pursuant to 18 U.S.C. Section 1350 (906 Certifications)

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

COMMUNITY FIRST BANK

Date:	August 12, 2003	/s/ JOHN L. WYNNE
John L. Wynne President and CEO

Date:	August 12, 2003	/s/ F. F. FALLS
F. F. Falls Vice President “Chief Financial Officer”