Form 10QSB
period 2003-09-30
COMMUNITY FIRST FINANCIAL CORP
filed 2003-11-14
CIK 1176266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(434) 386-6300

(Issuer’s telephone number)

Check whether the Bank (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

State the number of shares outstanding of each of the Bank’s classes of common stock, as of the latest practicable date: 968,613 shares of common stock were outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format:    Yes  ☐    No   ☒

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

The following is the un-audited Balance Sheet of Community First financial Corporation as of September 30, 2003, and the related un-audited Statements of Income for the three-month and nine-month periods ended September 30, 2003 and 2002, and un-audited Statements of Changes in Stockholders’ Equity, and Cash Flows for the nine-months ended September 30, 2003 and 2002. The Balance Sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company’s independent public accountants.

STATEMENT OF FINANCIAL CONDITION

September 30, 2003 (un-audited) and December 31, 2002

(000’s Omitted Except per Share Data)	September 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$13,346	2,710
Securities available for sale	3,909	3,863

Restricted equity securities	1,054	671
Federal funds sold	2,892	0

Loans:
Loans, less unearned income	139,861	121,932
Less: allowance for loan losses	(1,720)	(1,301)

Loans, net	138,141	120,631
Loans avail. For sale	2,928	8,229
Premises and equipment, net	3,912	2,822
Accrued interest receivable	502	480
Other Assets	582	346

Total Assets	167,266	139,752

LIABILITIES

Deposits:
Noninterest-bearing demand	12,689	8,503
Savings and interest-bearing demand deposits	50,419	25,453
Time deposits	88,023	88,542

Total deposits	151,131	122,498

Federal funds purchased	0	4,824
Accrued interest payable	282	308
Long-term liabilities	2,515
Other liabilities	372	307

Total Liabilities	154,300	127,937

SHAREHOLDERS’ EQUITY
Preferred stock, $10 value: 1,000,000 shares authorized; 300,000
shares issued and outstanding in 2003 and 265,100 shares in 2002	2,971	2,622

Common stock, no par value: 10,000,000 shares authorized;
968,613 shares issued and outstanding in 2003 and 2002	9,650	9,650
Accumulated income (deficit)	346	(460)
Accumulated other comprehensive income (loss)	(1)	3

Total Shareholders’ Equity	12,966	11,815

Total Liabilities and Shareholders’ Equity	167,266	139,752

See accompanying notes to financial statements

STATEMENTS OF INCOME

For the three months ended September30, 2003 and 2002

(un-audited)

(000’s Omitted Except Per Share Data)	2003	2002
Interest Income:

Interest and fees on loans	$2,573	2,033
Investment securities	30	14
Federal funds sold	1	13
Other interest income	0	5

Total interest income	2,604	2,065

Interest Expense:

Money market and Now accounts	293	62
Savings	2	3
Time deposits, $100,000 and over	167	221
Other time deposits	500	665
Securities sold under agreements to repurchase	1	4

Total interest expense	963	955

Net interest income	1,641	1,110
Provision for loan losses	(165)	(258)

Net interest income after provision for loan losses	1,476	852

Noninterest income:

Service charges on deposit accounts	58	56
Other noninterest income	31	11

Total noninterest income	89	67

Noninterest expense:

Salaries and employee benefits	716	483
Occupancy	65	54
Equipment expense	88	74
Marketing expense	44	25
Operating supplies	63	44
Legal and professional fees	214	162
Other expenses	22	41

Total noninterest expense	1,212	883

Net income before income tax expense	353	36
Income tax expense	84	21

Net Income (loss)	269	15

Net income (loss) per common share, basic	.27	.02

Net income (loss) per common share, diluted	.21	.02

Weighted average common shares outstanding	968,613	968,613
Weighted average common shares outstanding diluted	1,283,613	983,492

See accompanying notes to financial statements

STATEMENTS OF INCOM E

For the nine months ended September 30, 2003 and 2002

(un-audited)

(000’s Omitted Except Per Share Data)	2003	2002
Interest Income:

Interest and fees on loans	7,600	5,320
Investment securities	88	33
Federal funds sold	23	34
Other interest income	0	30

Total interest income	7,711	5,417

Interest Expense:

Money market and Now accounts	555	172
Savings	6	5
Time deposits, $100,000 and over	556	606
Other time deposits	1,850	1,780
Securities sold under agreements to repurchase	10	4

Total interest expense	2,977	2,567

Net interest income	4,734	2,850
Provision for loan losses	495	435

Net interest income after provision for loan losses	4,239	2,415

Noninterest income:

Service charges on deposit accounts	160	106
Other noninterest income	48	27

Total noninterest income	208	133

Noninterest expense:

Salaries and employee benefits	2,092	1,351
Occupancy	181	145
Equipment expense	241	194
Marketing expense	117	64
Operating supplies	156	128
Legal and professional fees	289	176
Other expenses	361	321

Total noninterest expense	3,436	2,379

Net income (loss) before income tax expense	1,011	169
Income tax expense	206	55

Net Income (loss)	805	114

Net income (loss) per common share, basic	.83	.12

Net income (loss) per common share, diluted	.63	.12

Weighted average common shares outstanding	968,613	968,613
Weighted average common shares outstanding diluted	1,278,500	983,492

See accompanying notes to financial statements

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(un-audited)

(000’s Omitted Except Per Share Data)	2003	2002
Operating activities:
Net income	$805	$114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	495	435
Depreciation and amortization	186	57
Net amortization of premiums and accretion of discounts on securities	(31)	12
Decrease (increase) loans available for sale	5,301	(2,410)
Decrease (increase) in other assets	(258)	(259)
Increase (decrease) in other liabilities	40	(87)

Net cash provided by (used in) operating activities	6,538	(2,138)

Investing activities:
Decrease (increase) in Fed funds sold	(2,892)	0
Maturities and calls of investment securities	8,779	8,000
Purchase of investment securities	(9,181)	(7,531)
Net increase in total loans	(18,005)	(37,265)
Purchase of premises and equipment	(1,276)	(558)

Net cash provided by (used in) investing activities	(22,575)	(37,354)

Financing activities:
Decrease in capital-stock issue cost	0	0
Preferred stock sold	349	1,021
Net increase in deposits	28,633	35,313
Net increase (decrease) in short-term borrowing	(4,824)	3,746
Net increase (decrease) in long-term borrowings	2,515	—

Net cash provided by financing activities	26,673	40,080

Increase (Decrease) in cash and cash equivalents	10,636	588
Cash and cash equivalents at beginning of period	2,710	2,329

Cash and cash equivalents at end of period	13,346	2,917

Supplemental cash flow information, interest paid	3,003	2,551

See accompanying notes to financial statements

Form 10-QSB

September 30, 2003

Notes to financial statements

1.	General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine month period ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Bank’s Annual Report for the year ended December 31, 2002.

On July 1, 2003, the Bank was acquired by Community First Financial Corporation (the Company), which was formed by the Bank on March 15, 2003 for the purpose of becoming the Bank’s parent holding Company. Each outstanding share of the Bank’s common stock was exchanged for one share of the Company’s common stock with the Bank becoming a wholly owned subsidiary of the Company. The Company’s primary purpose is to serve as the parent of the Bank. The transaction was accounted for in a manner similar to a pooling-of-interests whereby the historical book values of the Bank’s accounts were combined with the Company’s accounts on the date of the merger.

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

2.	Loans are summarized as follows:

($000’s)	September 30, 2003	December 31, 2002
Commercial	$25,989	$21,508
Real estate:
Construction and land development	15,245	8,675
Farmland	157	89
Residential, 1-4 families	48,274	47,601
Residential, 5 or more families	2,993	2,226
Non farm, non residential	44,252	38,942
Consumer	5,632	5,575
Other	415	5,667

Total loans	142,957	130,283
Net deferred fees	(168)	(122)
Allowance for loan losses	(1,720)	(1,301)

Net loans	$141,069	$128,860

3.	The following represents an analysis of changes in the allowance for loan loss for the nine months ended September 30, 2003 and 2002.

	September 30
	2003	2002
Balance at beginning of period	$1,301	$957
Provision charged to operating expense	495	435
Recoveries of loans previously charged off	0	18
Loan charge-offs	76	454

Balance at end of period	$1,720	$956

4.	Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 2003, and December 31, 2002.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
($000’s)
September 30, 2003
U.S. Government Agencies	$3,237	0	(1)	$3,236
Equity Securities	1,054	0	0	1,054

Total	4,291	0	(1)	4,290

December 31, 2002
U.S. Government Agencies	3,188	3	0	3,191
Equity Securities	672	0	0	672

Total	3,860	3	0	3,863

Securities with amortized costs of $2,691 at September 30, 2003 were pledged to secure public deposits as required by law.

5.	Time deposits and other deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $20,573 and $19,999 at September 30, 2003 and 2002 respectively.

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

Weighted average shares for computation of basic earnings per share were 968,613 for the nine months ended September 30, 2003. Weighted average shares for computation of diluted earnings per share were 1,278,500 for the nine months ended September 30, 2003.

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)	September 30, 2003	December 31, 2002
Selected Data at Period-end
Loans, net	141,069	128,860
Total securities	4,290	3,863
Total assets	167,266	139,752
Total deposits	151,131	122,498
Stockholders’ equity	12,966	11,815
Selected Data Daily Averages
Loans, net	147,376	98,242
Total securities	3,230	2,643
Total assets	165,167	109,594
Total deposits	136,836	98,826
Stockholders’ equity	11,976	9,011

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion, analysis and related financial information are presented to explain the significant factors, which effected Community First Financial Corporation’s financial condition and results of operations for the nine months ending September 30, 2003 and 2002. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2003.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets increased from $139.8 million at December 31, 2002 to $167.3 million or 19.7% at September 30, 2003. The increase was due primarily to increases in net loans. Deposits grew to $151.1 million from $122.5 million or 23.3% during the same period. Securities and fed funds sold increased by approximately $3.3 million during the nine month period. On September 16, 2002, Community First Financial Corporation purchased 67.2 shares at $10.00 per share for a total investment of $672 or 9.17% of the common stock of Highlands Community Bank of Covington, Virginia.

Total loans increased to $139.8 million from $121.9 million or 14.7% reflecting the Bank’s continuing business development efforts. The allowance for loan losses increased to $1,720 (1.23% of total loans) from $1,301 (1.07% of total loans). Loan quality remains very good. Two loans in the amount of $.198 million were past due more than ninety days and there were no loan in non-accrual status at September 30, 2003. There were two loans ninety days past due and there were no loans in non-accrual status as of December 31, 2002. The Bank anticipates that the reserve will be approximately 1.25% of outstanding loans by December 31, 2003.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $495 for the nine months ended September 30, 2003 compared to $435 or a 13.8% increase over the same period in 2002. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank’s portfolio. As of September 30, 2003 the ratio of the allowance for loan losses to loans, net of unearned income was 1.23%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Net income – Net income for the nine months ended September 30, 2003 was $805 or $0.83 per share compared to $114 or $0.12 per share for the same period last year. This increase of $691 was due primarily to the increase in net interest income. Annualized returns on average assets and average equity for the nine months of 2003 were .65% and 8.96% respectively compared to .11% and 1.27% for the same period in 2002.

Net interest income – Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $4,735 in the nine months of 2003 compared with $2,850 for the nine months of 2002, an increase of $1,885 or 66.1%. Most of the increase was due to an increase in interest and fees on loans.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased from $133 for the nine months in 2002 to $208 for the same period in 2003, an increase of 56.4%. The majority of this income was due to service charge fees on deposit accounts, which resulted from a greater volume of deposit accounts.

Non-interest expense – The Bank’s non-interest expense increased from $2,379 for the nine months of 2002 to $3,437 or 44.5% for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits and occupancy expenses.

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

A summary of the Bank’s required and actual capital components as of September 30, 2003 follows (amounts in thousands):

	Actual Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
		Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$14,470	10.2%	$11,382	8.0%	$14,223	10.0%
Tier 1 Capital (to Risk Weighted Assets)	12,749	8.9	5,691	4.0	8,536	6.0
Tier 1 Capital (to Average Assets)	12,749	7.7	6,607	4.0	8,258	5.0

A summary of the Bank’s required and actual capital components as of December 31, 2002 follows (amounts in thousands):

	Actual Amount		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
		Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$9,783	13.0%	$6,044	8.0%	$7,555	10.0%
Tier 1 Capital (to Risk Weighted Assets)	8,839	11.7	3,022	4.0	4,533	6.0
Tier 1 Capital (to Average Assets)	8,839	10.7	3,298	4.0	4,122	5.0

There are no material commitments for capital expenditures as of September 30, 2003. In addition, there are no expected material changes in the mix or relative cost of capital resources.

GENERAL

Capital

On May 13, 2002, the Company’s stockholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company’s Board of Directors created a series of preferred stock consisting of 325 shares of non-cumulative, non-voting, convertible preferred stock. At June 30, 2003, the Company had sold 300 of those shares at a price of $10.00 per share providing capital of $3,000 net of offering expenses

Impact of Inflation and Changing Prices

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

New Office

In April 2003, the bank opened its permanent facility at 150 Front Street Lovingston, Nelson County, Virginia, which replaced the office located in a temporary facility at 69 Callohill Road. The branch contains approximately 2,300 square feet and is leased. The lease term is 120 months at a monthly rental of $3,100. The bank has the option to renew the lease for four additional five-year periods. The lease became effective April 1, 2003. The bank has purchased a lot at 20479 Timberlake Road, Campbell County, Virginia, and completed construction on a new full service branch, which opened in September of 2003.

Subsequent Events

During October, loans in the amount of 1,817 secured by real estate, equipment and other assets were placed in non-accrual status. Management is evaluating the potential for loss but does not expect the loan loss reserve to be less than 1.0% of outstanding loans at yearend and any additional expenses should not have a material effect on the income of the corporation.

Future Accounting Considerations

There have been no accounting pronouncements issued during the period that would have a material effect on the financial position, results of operations or liquidity of the Bank.

ITEM 3.	ATTESTATION OF INTERNAL CONTROL

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended) are effective. There have not been any changes in the company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Change in Securities

None

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of CEO (302 Certification)

31.2	Certification of CFO (302 Certification)

32	Certification Pursuant to 18 U.S.C – Section 1350 (906 Certification)

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

COMMUNITY FIRST FINANCIAL CORPORATION

Date: November 12, 2003	/s/ John L. Wynne
John L. Wynne President and CEO

Date: November 12, 2003	/s/ F. F. Falls
F. F. Falls Vice President “Chief Financial Officer”