Form 10KSB
period 2003-12-31
COMMUNITY FIRST FINANCIAL CORP
filed 2004-03-30
CIK 1176266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

☐	Transition report under section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period

Commission file number 000-49909

Community First Financial Corporation

(Name of small business issuer in its charter)

Virginia	81-0556879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1646 Graves Mill Road, Lynchburg, Virginia	24502
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (434) 386-6300

Securities registered under Section 12(b) of the Act:

(Title of class)	Name of exchange on which registered
None

Securities registered under Section 12 (g) of the Act:

Common Stock, No Par Value	None
(Title of class)	Name of exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year $10,325,036

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $11,623,356.00 based on $12.00 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 968,613 shares outstanding as of March 6, 2004.

Documents incorporated by reference. (1) Portions of the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated into Part II, Item 5 through 7. (2) Portions of the Corporation’s 2004 Definitive Proxy Statement have been incorporated by reference into Part III.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1

Item 1. Description of Business

General

Community First Financial Corporation (“CFFC”, “the Company” or “the Corporation”) is a financial holding company organized under Virginia law during March 2002, commenced operations on July 1, 2002 and was capitalized through the issuance of $9,686,130 in common stock. CFFC is the parent company of Community First Bank and its primary business activity is its investment in and managing the business of Community First Bank (“CFB” or “the Bank”). CFB commenced operations on October 14, 1999 as a state charted, FDIC insured, commercial bank. The Bank is also a member of the Federal Reserve Bank System.

CFFC was organized by the directors of Community First Bank for the sole purpose of becoming Community First Bank’s parent holding company. On July 1, 2002, CFFC and Community First bank completed a share exchange in which one share of Community First Bank’s common stock was exchanged for one share of CFFC’s common stock, Community First Bank’s shareholders became the shareholders of CFFC, and Community First Bank became CFFC’s wholly-owned subsidiary. Community First Bank’s shareholders had approved the reorganization at the annual shareholder’s meeting held on May 13, 2002.

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

During 2002 the Corporation’s Board of Directors created a series of preferred stock consisting of 325,000 shares of non-cumulative, convertible preferred stock that provides for stated annual dividend of $.50 per share (“Series A Preferred Stock”). Through December 31, 2002, the Corporation had sold an aggregate of 265,100 shares of these shares at a price of $10.00 per share in a private offering to a group of “accredited investors,” including certain of the Corporation’s directors and existing shareholders. An additional 34,900 was sold in 2003. The proceeds from the sale of those shares was used to enhance the capital position of the Bank, to purchase 62,700 shares of Highlands Community Bank common stock and for general corporate activities conducted by the Corporation.

Community First Bank, a Virginia banking corporation headquartered in Lynchburg, Virginia, was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations on October 14, 1999. The bank is a community oriented financial institution that provides varied banking services to small and medium-sized businesses, professionals and individuals located in its market area, which consists of the Greater Lynchburg Area. The Bank’s initial focus is on the Bedford and Lynchburg County area, where it will be headquartered. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area.

The Bank currently conducts business from four full-service offices located at 1646 Graves Mill Road, 2301 Langhorne Road, 20479 Timberlake Road, Lynchburg, Virginia and 150 Front Street, Lovingston, Nelson County, Virginia. The Bank has no operating subsidiaries.

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Other services offered by Community First Bank include safe deposit boxes, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia and other states located in the Mid-Atlantic region and nationally.

Market Area

The Bank’s market area consists of Amherst, Bedford, Campbell and Nelson Counties and the City of Lynchburg. The Bank’s primary service area is Bedford County and the city of Lynchburg. The market area had a population base of 216,163 people in 2002.

Employees

As of December 31, 2003, the Bank had 39 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Governmental Monetary Policies

The earnings and growth of the Bank are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board implements national monetary policy by its open market operations in United States Government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

Management of the Bank is unable to predict the effect of possible changes in monetary policies upon the future operating results of the Bank.

Competition

The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Metro Lynchburg market area and elsewhere. Many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors may have certain advantages over the Bank in providing certain services.

The Bank’s market area is a highly competitive, highly branched banking market. Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Most of the bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks, that the Bank is not currently providing. Moreover, larger institutions operating in the market area have access to borrowed funds at lower cost than are presently available to the Bank. Deposit competition among institutions in the market area also is strong. Competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources. As a result, the Bank has paid and may in the future pay, above-market rates to attract deposits.

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

General. The Bank is under the supervision of, and subject to regulation and examination by, The Federal Reserve Bank (FRB), The Federal Deposit Insurance Corp. (FDIC) and the State Corporation Commission of Virginia (the “Commission”). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

Mergers and Acquisitions. Under federal law enacted in 1995, previously existing restrictions on interstate bank acquisitions were abolished effective September 29, 1995, and, since such date, bank holding companies from any state have been able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law allows banks to merge across state lines, subject to earlier “opt-in” or “opt-out” action by individual states. The law also allows interstate branch acquisitions and de novo branching if permitted by the “host state.” Effective July 1, 1995, Virginia adopted early “opt-in” legislation which permits interstate bank mergers. Virginia law also permits interstate branch acquisitions and de novo branching if reciprocal treatment is accorded Virginia banks in the state of the acquirer.

Although the above laws may have a significant impact on the banking industry, it is not possible for the management of the Bank to determine, with any degree of certainty, the impact of such laws on Community First Bank.

Dividends. The amount of dividends payable by the bank depends upon its earnings and capital position, and is limited by federal and state law, regulations and policy. In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under such law, no dividend may be declared or paid that would impair a bank’s paid-in capital. Each of the Commission, the FRB and the FDIC have the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice. In particular, Section 38 of the Federal Deposit Insurance Act (“FDIA”) would prohibit the Bank from making a dividend if it were “undercapitalized” or if such dividend would result in the institution becoming “undercapitalized.”

Capital Requirements. The various federal bank regulatory agencies, including the FRB, have adopted risk-based capital requirements for assessing bank capital adequacy. In addition, Virginia chartered banks must also satisfy the capital requirements adopted by the Commission. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum requirement for the ratio of total capital risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 and total capital to risk-weighted asset ratio of the Bank as of December 31, 2003 were 9.77% and 11.03%, respectively, exceeding the minimums required.

The FRB also has adopted regulations, which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3%. The FRB has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets. The Leverage ratio of the Bank as of December 31, 2003 was 8.03%, well above the minimum requirement.

In August 1995, the FRB and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FRB must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. In addition, in August 1995, the FRB and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank’s net economic value to changes in interest rates. Under the policy statement, the FRB will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy.

Deposit Insurance. Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires that the federal banking agencies establish five capital levels for insured depository institutions - “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” - and requires or permits such agencies to take certain supervisory actions as an insured institution’s capital level falls. In certain circumstances, a financial institution’s low capital position can lead to enhanced restrictions by the FDIC. An “adequately capitalized” institution is restricted from accepting brokered deposits, and a “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions.

As an institution with deposits insured by the Bank Insurance Fund (“BIF”), the Bank also is subject to insurance assessments imposed by the FDIC. In September 1995, the BIF met its target reserve level and consequently, effective January 1996, the FDIC revised its risk-based assessment schedule, imposing assessments ranging from 0.0% (subject to an annual minimum of $2,000) to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered “well capitalized”, “adequately capitalized” or “undercapitalized”, as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The Bank was subject to a deposit insurance assessment, or $37,687 in fiscal 2003.

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among other provisions, the Funds Act (i) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund (“SAIF”) at its statutory required reserve ratio of 1.25% of insurable deposits, (ii) exempts certain depository institutions with SAIF-assessable deposits that meet any of several specified criteria from paying the special assessment and (iii) authorizes the Financing Corporation (“FICO”) to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the second quarter of 2003 were set at 1.62% (per $100) annually for BIF-Assessable deposits and 1.62% (per $100) annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for BIF and the SAIF. By federal law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged. As the Bank’s deposits are insured by the BIF, the Funds Act in not expected to significantly impact the Bank’s financial condition and results of operation in the foreseeable future.

Safety and soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in capitalized question are “well capitalized,” “adequately,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

On December 19, 1991, the FDICIA was enacted into law. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institution holding companies relating to (i) internal controls, information systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. On July 10, 1995 the federal banking agencies including the FRB adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and informational systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits.

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institutions if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

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

Gramm-Leach-Bliley Act

The Company is a financial holding company within the meaning of the Federal Gramm-Leach-Bliley Act (the “GLB Act”). The GLB Act was adopted by Congress during 1999 and has dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

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

The Bank, in March 2001, established an office at 2301 Langhorne Road, Lynchburg, Virginia, which it leases. In April 2002 the Bank leased additional space on the second floor of this office. Also, see “Item 7, Certain Relationships and Related Transactions” in this Form 10-KSB.

The Bank established a permanent office at 150 Front Street, Lovingston, Virginia in the April of 2003, which is leased. In September of 2003, the bank established an office at 20479 Timberlake Road, Lynchburg, Virginia. The two-story building owned by the Bank contains approximately 4000 square feet. The Bank has purchased lots in Amherst and Bedford for possible future offices.

Item 3. Legal Proceedings

The Bank is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. Market for the Common Equity and Related Shareholder Matters

CFFC first issued shares of its common stock during July 2002 in exchange for the outstanding shares of Community First Bank’s common stock in connection with CFFC’s initial incorporation as Community First Bank’s parent holding company. CFFC’s common stock is not listed on any exchange and there is not an active public market for CFFC’s common stock. Prior to the organization of CFFC, Community First Bank’s common stock was not listed on any exchange, neither was there an active public trading market for the stock.

Between the date of issuance and December 31, 2003, to the knowledge of management, the common stock traded at a low of $10.00, and a high of $12.00. Trades to date in 2004 have been at a low of $11.00 and a high of $12.00.

CFFC has not yet paid any cash dividend on its common stock. CFFC is a holding company, and its main source of revenue is dividends it receives from Community First Bank. Therefore, CFFC’s ability to pay dividends to its shareholders is subject to Community First Bank’s ability to pay dividends to it. Community First Bank’s ability to pay dividends to CFFC will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements that apply to Virginia banks, and other factors. Also, dividends by Community First Bank are subject to various laws and regulatory restrictions, including the requirement that its capital be maintained at certain levels and that it only pay dividends from its retained earnings. CFFC expects that, for the foreseeable future profits resulting from Community First Bank will be retained by it as additional capital to support its operations and growth and that any dividends paid by Community First Bank to CFFC will be limited to amounts needed by CFFC to pay stated dividends on CFFC’s outstanding Series A Preferred Stock, to pay any separate expenses of CFFC, and that CFFC will not pay cash dividends on its common stock.

In the future, CFFC’s ability to pay dividends also will be subject to its Board of Directors, evaluation of its own separate business factors, including CFFC’s earnings and financial condition, capital requirements, debt service requirements, and regulatory restrictions applicable to bank holding companies. In the future, CFFC may borrow additional funds, issue debt instruments, issue and sell additional shares of preferred stock or engage in other types of financing activities, in order to increase its capital and/or to provide funds that it can use to increase Community First Bank’s capital. The terms of CFFC’s outstanding Series A Preferred Stock provides that no dividends may be declared and paid during any calendar year on CFFC’s common stock unless and until there shall have been paid in full to the shareholders of the Series A Preferred Stock not less than a pro rata portion of the stated annual dividend on the series A Preferred Stock for the year, at the rate provided for those dividends, through the date on which CFFC’s proposes to pay dividends on the common stock. Covenants contained in any loan or financing agreement entered into by CFFC in the future, or other debt or capital instruments issued by CFFC in the future, also could restrict or condition CFFC’s payment of cash dividends based on various financial considerations or factors. Additionally, if CFFC creates and issues shares of any other series of preferred stock, the terms of that stock require that stated periodic dividends be paid on the preferred stock before any cash dividends could be paid on CFFC’s common stock. Therefore, there is no assurance that, for the foreseeable future, CFFC will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular time, or that it will pay dividends at all.

On August 15, 2002, CFFC issued 325,000 shares of its Series A preferred Stock for cash in a limited offering. Through December 31,2002, the company had sold an aggregate of 265,100 shares of these shares at a price of $10.00 per share. In 2003 an additional 34,900 shares were sold. CFFC paid no underwriting discounts or commissions in connection with the sale. The shares were sold only to persons who were “accredited” investors” as defined in the Securities and Exchange Commission’s Rule 501 (a). Each share is convertible into one share of CFFC’s stock at any time following two years after it is issued at the option of the holder of that share and, under certain circumstances, each share is convertible at the same rate at the option of CFFC. The full terms and conditions of such conversion are set forth in CFFC’s Private Placement Memorandum. The shares of Series A Preferred Stock were offered and sold without registration under the 1933 Act pursuant to the exemption from registration provided by Rule 506 of the 1933 Act.

ITEM 6. Management’s Discussion and Analysis or Plan of Operations

This information is incorporated herein by reference from pages 25 through 28 of the 2003 Annual Report.

Statistical Information

The following statistical information is furnished pursuant to the requirements of Guide 3 promulgated under the Securities Act of 1933.

TABLE 1

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

The following table depicts bank interest income on earnings assets and related average yields as well as interest expenses on interest-bearing liabilities and related average rates paid for the periods indicated.

	2003			2002
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets:
Investment securities	$4,291	$139	3.24%	$3,013	$105	3.48%
Total Loans (1)	141,932	9,129	6.43	99,301	7,209	7.26
Federal funds sold	3,786	38	1.00	1,997	34	1.70

Total earning assets	150,009	9,306	6.20	104,311	7,348	7.04

less: allowance for loan losses	1,599			1,059
Total non-earning assets	9,964			6,342

Total Assets	158,374			109,594

Liabilities & Equity
Interest-bearing deposits:
NOW	$29,536	$598	2.02%	$8,729	$182	2.09%
Savings	1,152	8.69		824	8.97
Money market	10,038	163	1.62	9,036	171	1.89
Time deposits >$100,000	21,864	701	3.21	19,728	808	4.10
Other time	68,863	2,373	3.45	51,537	2,342	4.54

Total interest-bearing deposits	131,453	3,843	2.92	89,854	3,511	3.91

Short-term borrowings	1,270	37	2.91	1,273	23	1.81

Total interest bearing liabilities	132,723	3,880	2.92	91,127	3,534	3.88

Noninterest-bearing liabilities:
Demand deposits	13,039			8,973
Other liabilities	600			483

Total Liabilities	146,362			100,583

Shareholders’ equity	12,012			9,011

Total Liabilities & Equity	158,374			109,594

Net interest Income		5,426			3,814

Interest rate spread (2)			3.28%			3.16%
Interest expense as a percent of average earning assets			2.59%			3.39%
Net Interest margin (3)			3.62%			3.66%

(1)	Non-accruing loans are included in average loans outstanding
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities
(3)	Net interest margin is net interest income expressed as a percentage of average earning assets

TABLE 1—CONTINUED

AVERAGE BALANCE, INCOME AND EXPENSE, YIELD RATES

	2001
	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets:
Investment securities	$1,641	$102	6.22%
Total Loans (1)	64,444	5,433	8.43

Federal funds sold	1,120	43	3.84

Total earning assets	67,205	5,578	8.30

less: allowance for loan losses	737
Total non-earning assets	4,517

Total Assets	70,985

Liabilities & Equity
Interest-bearing deposits:
NOW	$2,114	$28	1.32%
Savings	301	5	1.66
Money market	5,975	213	3.56
Time deposits >$100,000	13,421	772	5.75
Other time	32,968	2,020	6.13

Total interest-bearing deposits	54,779	3,038	5.55

Short-term borrowings	651	31	4.76

Total interest bearing liabilities	55,430	3,069	5.54

Noninterest-bearing liabilities:
Demand deposits	6,146
Other liabilities	629

Total Liabilities	62,205

Shareholders’ equity	8,780

Total Liabilities & Equity	70,985

Net interest Income		2,509

Interest rate spread (2)			2.76%
Interest expense as a percent of average earning assets			4.57%
Net Interest margin (3)			3.73%

(1)	Non-accruing loans are included in average loans outstanding
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities
(3)	Net interest margin is net interest income expressed as a percentage of average earning assets

TABLE 2

VOLUME AND RATE ANALYSIS

The following table describes the impact on the company’s interest income and interest expense resulting from changes in average balances and average rates over the period indicated. The changes in interest due to both volume and rate have been allocated to rate and volume equally.

	Years Ended December 31, 2003/2002			Years Ended December 31, 2002/2001
	Increase due to Average Balance	(Decrease) change in Average Rate	Total or net Increase (decrease)	Increase due to Average Balance	(Decrease) change in Average Rate	Total or net increase (decrease)
Interest-earning assets:
Interest-bearing deposits with banks
Taxable securities	41	(7)	34	48	(45)	3
Non-taxable securities
Federal funds sold and securities purchased under resale agreements	18	(14)	4	15	(24)	(9)
Totals loans (net of unearned)	2,921	(1,001)	1,920	2,656	(880)	1,776

Income on interest-earning assets	2,980	(1,022)	1,958	2,719	(949)	1,770

Interest-bearing liabilities:
Interest-bearing demand deposits	421	(5)	416	138	16	154
Money market deposits	16	(24)	(8)	58	(100)	(42)
Savings deposits	2	(2)	(0)	5	(2)	3
Certificates of deposit of $100,000 & over	68	(175)	(107)	258	(222)	36
Other time deposits	597	(566)	31	844	(522)	322
Federal funds purchased and securities sold under repurchase agreements	(18)	32	14	11	(19)	(8)

Federal Home Loan Bank long-term debt
Expense of interest-bearing liabilities	1,086	(740)	346	1,314	(849)	465

Net change in net interest income	1,894	(282)	1,612	1,405	(100)	1,305

TABLE 3

SECURITIES HELD FOR RESALE AND INVESTMENT

MATURITY DISTRIBUTION AND AVERAGE YIELD

Book Value of Investments

	December 31,
	2003	2002
Securities Available for Sale:

Fair Value:
U.S. Government Agencies and Corporations	$9,242	$3,191
Equity Securities	672	672

	$9,914	$3,863

Maturities of Investments at December 31, 2003

	Amortized Cost	Fair Market Value	Weighted Average Yield
Within one year	$9,246	$9,242.99%
After one year to five years	0	0	0
After five years through ten years	0	0	0

	$9,246	$9,242.99%

Other than U.S. Government Agencies, the Bank held no issues that exceeded 10% of Shareholder’s Equity at December 31, 2003.

TABLE 4

LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS

	December 31,
	2003	2002
Commercial	$24,696	$21,508
Real Estate:
Mortgage	81,606	80,629
Construction	14,875	8,675
Installment	14,704	11,243

	135,881	122,055
Net deferred fees	(147)	(122)
Allowance for loan losses	(2,129)	(1,302)

Loans, net	$133,605	$120,631

The following table presents the maturities of loans for the Bank. Maturities of loans are not readily available by loan category.

December 31, 2003
Aggregate Maturities of Loan balances which are due:

Within one year	$61,475
Over one year through five years	44,961
Over five years	27,169

Total Loans	$133,605

There were no restructured loans at December 31, 2002 and at December 31, 2003. The Bank had $0 and $1,366,943 in non-performing loans, repossessed or foreclosed properties at December 31, 2002 and 2003, respectively.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. This information is incorporated by reference in this report from note 15 on pages 20 and 21 of the 2003 Annual Report to Stockholders.

The Bank also has certain concentrations of credit risk. This information is incorporated by reference in this report from note 15 on page 21 of the 2003 Annual Report to Stockholders.

TABLE 5

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

The following table shows the Bank’s loan loss and recovery experience for the past three years.

The Bank tries to maintain an allowance for loan losses that represents an estimate of all losses estimated in the Bank’s loan portfolio. To achieve this goal, the loan loss provision must be sufficient to cover charged off loans plus growth in the loan portfolio. The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at management’s targeted level. In considering the provision for loan loss, an evaluation of the loan portfolio is conducted. Loans in non-accrual status and loans past due over ninety days are considered in this evaluation as well as other loans the Bank feels may be a potential loss. The status of non-accrual and past due loans varies from quarter to quarter based on seasonality and cash flow of customers.

	2003	2002	2001
Balance beginning of period	1,302	957	615
Loans charged off:	(83)	(458)	(18)
Recoveries	7	18	1

Net loans charged off	(76)	(440)	(17)
Provision for loan losses	903	785	359
Balance end of period	2,129	1,302	957

Net charge-offs to Average loans	0.59%	0.44%	0.03%

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

	December 31, 2003		December 31, 2002
	Allowance	Percentage of loans in each category to total loans	Allowance	Percentage of loans in each category to total loans
Commercial	363	17.04	229	17.62
Real Estate Mortgage	1,300	61.04	860	66.06
Real Estate Construction	236	11.06	93	7.11
Consumer	230	10.86	120	9.21

Total	2,129	100.00	1,302	100.00

TABLE 7

DEPOSITS

The average balance and rates for certain categories of deposits for the last three years are shown in the following table.

	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$13,039		$8,973		$6,146

Interest-bearing deposits:
Now	29,536	2.02%	8,729	2.09%	2,114	1.32%
Savings	1,152.69%		824.97%		301	1.66%
Money market	10,038	1.62%	9,036	1.89%	5,975	3.56%
Time deposits >$100,000	21,864	3.21%	19,728	4.10%	13,421	5.75%
Other time	68,863	3.45%	51,536	4.54%	32,968	6.13%

Total interest-bearing deposits	131,453	2.92%	89,853	3.91%	54,779	5.55%

Total deposit	$144,492		$98,826		$60,925

Maturities of CD’s >$100,000 at

December 31, 2003

	Amount	Percent
Three months or less	$1,684	9.37%
Over three months to twelve months	7,248	40.33%
One year through five years	8,218	45.73%
Over five years	821	4.57%

Total	$17,971	100.00%

TABLE 8

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity and certain other ratios for the periods indicated are as follows:

	2003	2002	2001
Return on average assets	.64%	.32%	.16%
Return on average equity	8.46%	3.90%	1.31%
Average equity to average assets	7.58%	8.22%	12.37%
Dividend payout ratio	0.00%	0.00%	0.00%

TABLE 9

INTERST SENSITIVITY ANALYSIS

Static Gap Schedule

(in thousands)

	Floating	0-3 Months	3-12 Months	1-3 Years	3-5 Years	5-15 Years	> 15 Years	TOTAL
Assets

Loans	51,611	14,249	20,614	21,752	9,394	13,296	4,818	135,734
Int -bearing Bank Deposits	0	0	23	0	0	0	0	23
Fed Funds	2,146	0	0	0	0	0	0	2,146
Investments	0	9,246	0	0	0	0	0	9,246
Totals	53,757	23,495	20,637	21,752	9,394	13,296	4,818	147,149

Liabilities

Interest-bearing
Transaction accounts	13,897	0	0	21,736	0	0	0	35,633
Money market/Savings	6,943	0	0	6,158	0	0	0	13,101
Certificates<$100M	0	10,957	21,275	23,138	8,985	0	0	64,355
Certificates>$100M	0	2,017	7,519	5,693	2,741	0	0	17,970
Other Borrowings	0	0	0	13	0	0	0	13
Fed Funds	0	0	0	0	0	0	0	0
Totals	20,840	12,974	28,794	56,738	11,726	0	0	131,072

Gap	32,917	10,521	(8,157)	(34,985)	(2,332)	13,296	4,818	16,077

Cumulative Gap	32,917	43,438	35,281	295	(2,037)	11,259	16,077	16,077

Cumulative Gap/EA	0.61	0.56	0.36	0.00	(0.02)	.08	.11	.11

Cumulative RSA/RSL	2.58	2.28	1.56	1.00	0.98	1.09	1.09	1.09

TABLE 10

COMMUNITY FIRST BANK

Selected Historical Financial Information

(In Thousands, Except Shares and Per Share Data and Ratios)

	Years Ended December 31,
	2003	2002	2001	2000	1999
STATEMENT OF INCOME DATA:
Total interest income	$9,306	7,347	5,578	2,389	198
Total interest expense	3,881	3,534	3,069	1,072	9
Net interest income	5,425	3,813	2,509	1,317	189
Provision for loan losses	903	785	359	466	150
Total non-interest income	1,018	626	263	65	3
Total non-interest expense	4,230	3,303	2,298	1,382	457
Income tax expense	294	—	—	—	—
Net income	1,016	351	115	(466)	(415)

PER SHARE DATA:
Net income	$1.05	.36	.12	(.48)	(.43)
Net income – assuming dilution	$.79	.34	.12	(.48)	(.43)
Cash dividend	$0.00	0.00	0.00	0.00	0.00
Stock Dividend	0	0	0	0	0
Book Value	$10.39	9.58	9.13	9.01	9.48

BALANCE SHEET DATA:
Federal funds sold under resale agreements	$0.00	0.00	0.00	1,889	1,765
Securities available-for-sale	9,914	3,863	3,993	1,008	3,428
Securities held-to-maturity	0.00	0.00	0.00	0.00	0.00
Loans, net	133,605	120,631	75,622	40,708	6,644
Total Assets	159,899	139,752	86,615	47,738	13,163
Total deposits	143,267	122,498	74,392	38,633	3,942
Total stockholders’ equity	13,176	11,815	8,839	8,724	9,186

SELECTED RATIOS:
Return on average assets	.68%	.32%	.16%	(1.58)%	(15.88)%
Return on average equity	8.46%	3.90%	1.31%	(5.16)%	(17.03)%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Average equity to average assets	7.58%	8.22%	12.37%	30.71%	78.76%
Allowance for loan losses to loans, net of unearned income	1.59%	1.06%	1.25%	1.49%	2.21%

Item 7. Financial Statements

This information is incorporated herein by reference from pages 2 through 25 of the 2003 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Larrowe & Company, P.L.C. served as the Company’s independent public accountants for the period from October 14, 1999 through December 31, 2003.

For the period from October 14, 1999 through December 31, 2003, the independent auditor’s report with respect to the Company’s financial statements neither contained an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Larrowe & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Larrowe & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

There have been no disagreements between the Company and its independent accountants for the Bank’s most recent three fiscal years.

Item 8A. Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Certain information is incorporated herein by reference from pages 3 through 6 of the Company’s 2004 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which was filed with the Securities and Exchange Commission on March 29, 2004.

The following is information on the executive officers of the Company who are not directors of the Company:

Francis F. Falls	(63)	Vice President and Operations Officer of Community First Bank; prior to joining the Bank Mr. Falls was Vice president of Metro-county Bank from March 1997 to June 1999. He was an Independent Insurance Agent from January 1996 to March 1997. Mr. Falls was Vice President - Operations for Piedmont Trust Bank from 1981 to October 1994

James M. Thomas	(44)	Vice President – Business Banking of Community First Bank; prior to joining the Bank Mr. Thomas was Vice President – P&E Banking for MainStreet Bank-Central (formally First Community Bank) from November 1994 to July 1999.

The Company has adopted a Code of Ethics that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. A copy of this Code of Conduct is attached hereto as Exhibit 14.

The Board of Directors has also determined that Mr. Thomas S. Mignogna qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Item 10. Executive Compensation

This information is incorporated herein by reference from page 3 of the Company’s Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

This information is incorporated herein by reference from pages 5 and 6 of the Company’s Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions

This information is incorporated herein by reference from Note 12, page 18 of the Company’s 2003 Annual Report.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 & 3.2	The Company’s Articles of Incorporation and By Laws (Item (a) (2)), required to be filed under this section, have been previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K filed on July 11, 2002, and are incorporated herein by reference.

10.2	The Company’s Stock Incentive Plan, required to be filed under this section, have been previously filed with the Board of Governors of the Federal Reserve System as an exhibit to the Bank’s Form 10-QSB filed for the quarter ended June 30, 2001, and are incorporated herein by reference.

13.0	2003 Annual Report to Stockholders, Exhibit A.

14.0	Code of Ethics

20	Proxy Statement / Annual Meeting of Stockholders, Exhibit B.

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the fourth quarter 2003.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMMUNITY FIRST BANK

March 29, 2004	By:	/s/ F. F. Falls
F. F. Falls
Vice President

CERTIFICATIONS

The undersigned hereby certifies that, (to his or her knowledge), (i) the Form 10-KSB filed by Community First Financial Corporation (the “issuer”) for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(b) 0f the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial conditions and results of operations of the Issuer (on the dates and for the periods presented therein).

Date: March 29, 2004	/s/ John L. Wynne
John L. Wynne
President and Chief Executive Officer

Date: March 29, 2004	/s/ F. F. Falls
F. F. Falls
Vice President “Chief Financial Officer”

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John L. Wynne John L. Wynne	President, CEO and Director	MARCH 29, 2004

/s/ R. Thomas Beach R. Thomas Beach	Director	MARCH 29, 2004

/s/ A. C. Coleman, Jr. A. C. (Buzzy) Coleman, Jr.	Director	MARCH 29, 2004

/s/ Frank C. Crist, Jr., DDS Frank C. Crist, Jr., DDS	Director	MARCH 29, 2004

/s/ G. Scott Garrett G. Scott Garrett	Director	MARCH 29, 2004

/s/ Walter G. Mason, II Walter G. Mason, II	Vice President and Director	MARCH 29, 2004

/s/ Thomas M. Mignogna Thomas M. Mignogna	Director	MARCH 29, 2004

/s/ Dr. Larry H. Redmond Dr. Larry H. Redmond	Director	MARCH 29, 2004

/s/ Daniel P. Thornton Daniel P. Thornton	Director	MARCH 29, 2004