Form 10QSB
period 2004-03-31
COMMUNITY FIRST FINANCIAL CORP
filed 2004-05-12
CIK 1176266

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(434) 386-6300

(Issuer’s telephone number)

Check whether the Bank (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the Bank’s classes of common stock, as of the latest practicable date: 968,613 shares of common stock were outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the un-audited Balance Sheet of Community First Financial Corporation as of March 31, 2004, and the related un-audited Statements of Income for the three-month periods ended March 31, 2004 and 2003, and un-audited Statements of Changes in Stockholders’ Equity, and Cash Flows for the three-months ended March 31, 2004 and 2003. The Balance Sheet presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Company’s independent public accountants.

STATEMENT OF FINANCIAL CONDITION

March 31, 2004 (un-audited) and December 31, 2003

(000’s Omitted Except per Share Data)

	March 31, 2004	December 31, 2003
ASSETS

Cash and due from banks	$6,458	7,477
Interest-bearing deposits with banks	27	23
Securities available for sale	6,966	9,914
Restricted equity securities	1,033	1,069
Federal funds sold	1,252	2,146
Loans:

Loans, less unearned income	133,444	135,734
Less: allowance for loan losses	(1,089)	(2,129)

Loans, net	132,355	133,605
Loans held for sale	0	202
Premises and equipment, net	4,367	4,206
Accrued interest receivable	461	478
Other Assets	784	778

Total Assets	153,703	159,898

LIABILITIES

Deposits:
Noninterest-bearing demand	13,351	12,209
Interest-bearing demand deposits	124,087	131,059
Total deposits	137,438	143,268
Federal funds purchased	0	—
Subordinated Debt	2,500	2,500
Accrued interest payable	260	299
Other liabilities	195	655

Total Liabilities	140,393	146,722

SHAREHOLDERS’ EQUITY

Preferred stock, $10 value: 1,000,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	2,971	2,971
Common stock, no par value: 10,000,000 shares authorized; 968,613 shares issued and outstanding at March 31, 2004 and December 31, 2003	9,650	9,650
Accumulated earnings	688	557
Accumulated other comprehensive income (loss)	1	(2)

Total Shareholders’ Equity	13,310	13,176

Total Liabilities and Shareholders’ Equity	153,703	159,898

See accompanying notes to financial statements

STATEMENTS OF INCOME

For the three months ended March 31, 2004 and 2003

(un-audited)

(000’s Omitted Except Per Share Data)

	2004	2003
Interest Income:
Interest and fees on loans	$2,100	$2,515
Investment securities	27	32
Federal funds sold	11	1
Other interest income	0	0

Total interest income	2,138	2,548

Interest Expense:

Money market and Now accounts	174	136
Savings	1	2
Time deposits, $100,000 and over	138	210
Other time deposits	477	633
Securities sold under agreements to repurchase	0	10
Other borrowings	24	—

Total interest expense	814	991

Net interest income	1,324	1,557
Provision for loan losses	(126)	(165)

Net interest income after provision for loan losses	1,198	1,392

Noninterest income:

Service charges on deposit accounts	93	44
Other noninterest income	2	12

Total noninterest income	95	56

Noninterest expense:

Salaries and employee benefits	610	698
Occupancy	78	56
Equipment expense	83	77
Marketing expense	30	39
Operating supplies	42	47
Legal and professional fees	109	70
Other expenses	114	127

Total noninterest expense	1,066	1,114

Net income before income tax expense	227	334
Income tax expense	96	60

Net Income (loss)	131	274

Net income (loss) per common share, basic	0.14	0.28

Net income (loss) per common share, diluted	0.10	0.22

Weighted average common shares outstanding	968,613	968,613
Weighted average common shares outstanding diluted	1,283,613	1,268,275

See accompanying notes to financial statements

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2004 and 2003

(un-audited)

(000’s Omitted Except Per Share Data)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock
Balance at December 31, 2002	11,815	(460)	3	2,622	9,650
Comprehensive income:	274	274	0	0	0
Change in Net Unrealized Gains (Losses) on Securities Available For Sale Net of Income Tax Benefit of 0.00	(3)	0	(3)	0	0
Preferred Stock Sale, Net of offering expenses	349	0	0	349	0
Balance at March 31, 2003	12,435	(186)	0	2,971	$9,650

Balance at December 31, 2003	13,176	557	(2)	2,971	9,650
Comprehensive income:	131	131	0	0	0
Change in Net Unrealized Gains (Losses) on Securities Available For Sale Net of Income Tax Benefit of 0.00	3	0	3	0	0
Balance at March 31, 2004	13,310	688	1	2,971	$9,650

See accompanying notes to financial statements

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(un-audited)

(000’s Omitted Except Per Share Data)

	2004	2003
Operating activities:
Net income	$131	$274
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	126	165
Depreciation and amortization	81	51
Net amortization of premiums and accretion of discounts on securities	8	3
(Increase) decrease in loans available for sale	202	2,031
(Increase) decrease in interest receivable	17	(30)
Decrease (increase) in other assets	(5)	(48)
Increase (decrease) in interest payable	(39)	17
Increase (decrease) in other liabilities	(460)	(47)

Net cash provided by (used in) operating activities	61	2,416

Investing activities:
Decrease (increase) in Fed funds sold	894	(3,698)
Maturities and calls of investment securities	9,914	2,387
Purchase of investment securities	(6,972)	(2,763)
Redemptions of investment securities	36	0
Net (increase) decrease in total loans	1,124	(10,918)
Purchase of premises and equipment	(242)	(311)

Net cash provided by (used in) investing activities	4,754	(15,303)

Financing activities:
Preferred stock sold	—	349
Net increase in deposits	(5,830)	19,966
Net increase (decrease) in short-term borrowing	—	(4,824)

Net cash provided by financing activities	(5,830)	15,491

Increase (Decrease) in cash and cash equivalents	(1,015)	2,604
Cash and cash equivalents at beginning of period	7,500	2,710

Cash and cash equivalents at end of period	6,485	5,314

Supplemental cash flow information, interest paid	853	974

See accompanying notes to financial statements

Form 10-QSB

March 31, 2004

Notes to financial statements

1. General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three month period ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Bank’s Annual Report for the year ended December 31, 2003.

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

2. Loans are summarized as follows:

($000’s)	March 31, 2004	December 31, 2003
Commercial	$23,816	$24,696
Real estate:
Construction and land development	15,370	14,875
Farmland	277	207
Residential, 1-4 families	43,326	43,416
Residential, 5 or more families	1,495	2,566
Non farm, non residential	42,075	42,388
Consumer	4,955	4,968
Other	2,301	2,765

Total loans	133,615	135,881

Net deferred fees	(171)	(147)
Allowance for loan losses	(1,089)	(2,129)

Net loans	$132,355	$133,605

3. The following represents an analysis of changes in the allowance for loan loss for the three months ended March 31, 2004 and 2003.

	March
	2004	2003
Balance at beginning of period	$2,129	$1,301
Provision charged to operating expense	126	165
Recoveries of loans previously charged off	1	1
Loan charge-offs	1,167	4

Balance at end of period	$1,089	$1,463

4. Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at March 31, 2004 and December 31, 2003.

($000’s) December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

U.S. Government Agencies	9,245	0	3	9,242
Equity Securities	672	0	0	672

Total	9,917	0	3	9,914

March 31, 2004
U.S. Government Agencies	6,293	1	0	6,294
Equity Securities	672	0	0	672

Total	6,965	1	0	6,966

Securities with amortized costs of $2,765 at March 31, 2004 were pledged to secure public deposits as required by law.

5. Time deposits and other deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $17,526 and $26,789 at March 31, 2004 and 2003 respectively. A decrease of $9,263 is the result of reduced dependencies upon non-core deposits.

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

Weighted average shares for computation of basic earnings per share were 968,613 for the three months ended March 31, 2004. Weighted average shares for computation of diluted earnings per share were 1,283,613 for the three months ended March 31, 2004.

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)	March 31, 2004	December 31, 2003
Selected Data at Period-end
Loans, net	132,355	133,605
Total securities	6,966	9,914
Total assets	153,703	159,898
Total deposits	137,438	143,268
Stockholders’ equity	13,310	13,176

Selected Data Daily Averages
Loans, net	132,214	141,932
Total securities available for sale	4,194	4,291
Total assets	154,858	158,374
Total deposits	138,714	144,492
Stockholders’ equity	13,079	12,012

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

This discussion, analysis and related financial information are presented to explain the significant factors, which effected Community First Financial Corporation’s financial condition and results of operations for the three months ending March 31, 2004 and 2003. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2003.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets decreased from $159.9 million at December 31, 2003 to $153.7 million or 3.8% at March 31, 2004. The decrease was due primarily to portfolio restructuring and a decrease in non-core deposits. Deposits decreased to $137.4 million from $143.3 million or 4.1% during the same period. Securities and fed funds sold decreased by approximately $3.8 million during the three months period.

Total loans decreased to $133.4 million from $135.7 million or 0.2% reflecting the Bank’s portfolio restructuring efforts. The allowance for loan losses decreased to $1.1 million (.83% of total loans) from $2.1 million (1.57% of total loans). The decrease in the loan loss reserve was due to loan charge-offs against the allowances to the reserve during the quarter ending March 31, 2004. The Bank anticipates that the reserve will be approximately 1.05% of outstanding loans by December 31, 2004. Loan quality remains good. There was one loan past due more than ninety days in the amount of $94 thousand and no loans in non-accrual status at March 31, 2004. There were 3 loans in the amount of $1.3 million ninety days past due and in non-accrual status as of December 31, 2003. The leveling in loan production does not reflect an overall deterioration of asset quality nor the initial stages of a declining trend.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $126 for the three months ended March 31, 2004 compared to $165 or a 24.2% decrease over the same period in 2003. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank’s portfolio. As of March 31, 2004 the ratio of the allowance for loan losses to loans, net of unearned income was .82%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net income - Net income for the three months ended March 31, 2004 was $131 or $0.14 per share compared to $274 or $0.28 per share for the same period last year. This decrease of $143 was due primarily to the decrease in net interest income and origination fee income. Annualized returns on average assets and average equity for the three months of 2004 were .34% and 3.94% respectively compared to .57% and 7.10% for the same period in 2003.

Net interest income - Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $1,324 in the three months of 2004 compared with $1,557 for the three months of 2003, a decrease of $233 or 14.9%. Most of the decrease was due to a decrease in interest and fees on loans due to decreased demand.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased from $56 for the three months in 2003 to $95 for the same period in 2004, an increase of 69.6%. The majority of this income was due to service charge fees on deposit accounts.

Non-interest expense – The Bank’s non-interest expense decreased from $1,114 for the three months of 2003 to $1,066 or 4.3% for the same period in 2004. This decrease was due primarily to decreases in salaries and employee benefit expenses.

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

A summary of the Bank’s required and actual capital components as of March 31, 2004 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$14,201	10.77%	$10,546	8.0%	$13,183	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,113	9.95	5,273	4.0	7,909	6.0
Tier 1 Capital (to Average Assets)	13,113	8.60	6,097	4.0	7,621	5.0

A summary of the Bank’s required and actual capital components as of December 31, 2003 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$14,703	11.03%	$10,665	8.0%	$13,332	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,013	9.77	5,333	4.0	7,999	6.0
Tier 1 Capital (to Average Assets)	13,013	8.03	6,489	4.0	8,111	5.0

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

Stock Option Plans

	March 31,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$131	$272

Pro forma earnings per common share, based on SFAS No. 123	$.14	$.28

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.10	$.21

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

None

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Section 302 Certification Chief Executive Officer

31.2	Section 302 Certification Chief Financial Officer

32	Section 906 Certification

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

COMMUNITY FIRST BANK

Date: May 12, 2004	/s/ John L. Wynne
John L. Wynne
President and CEO

Date: May 12, 2004	/s/ F. F. Falls
F. F. Falls
Vice President “Chief Financial Officer”