Form 10QSB
period 2004-06-30
COMMUNITY FIRST FINANCIAL CORP
filed 2004-08-13
CIK 1176266

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(434) 386-6300

(Issuer’s telephone number)

Check whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date: 968,613 shares of common stock were outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the un-audited consolidated Balance Sheet of Community First Financial Corporation as of June 30, 2004, and the related un-audited consolidated Statements of Income for the three-month and six-month periods ended June 30, 2004 and 2003, and un-audited consolidated Statements of Changes in Shareholders’ Equity, and Cash Flows for the six months ended June 30, 2004 and 2003. The consolidated Balance Sheet presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Bank’s independent public accountants.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

June 30, 2004 (un-audited) and December 31, 2003

(000’s Omitted Except per Share Data)

	June 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$7,857	7,477
Interest-bearing deposits with banks	0	23
Securities available for sale	7,816	9,914
Restricted equity securities	1,033	1,069
Federal funds sold	0	2,146
Loans:

Loans, less unearned income	131,308	135,734
Less: allowance for loan losses	(1,349)	(2,129)

Loans, net	129,959	133,605
Loans held for sale	0	202
Premises and equipment, net	4,365	4,206
Accrued interest receivable	503	478
Other assets	935	778

Total Assets	152,468	159,898

LIABILITIES

Deposits:
Non-interest-bearing demand	14,947	12,209
Interest-bearing deposits	120,469	131,059

Total Deposits	135,416	143,268

Fed Funds Purchased	794	0
Subordinated Debt	2,500	2,500
Accrued interest payable	236	299
Other liabilities	240	655

Total Liabilities	139,186	146,722

SHAREHOLDERS’ EQUITY
Preferred stock, $10 value: 1,000,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	2,971	2,971
Common stock, no par value: 10,000,000 shares authorized; 968,613 shares issued and outstanding at June 30, 2004 and December 31, 2003	9,650	9,650
Accumulated income (deficit)	734	557
Accumulated other comprehensive income (loss)	(73)	(2)

Total Shareholders’ Equity	13,282	13,176

Total Liabilities and Shareholders’ Equity	152,468	159,898

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended June 30, 2004 and 2003

(un-audited)

(000’s Omitted Except Per Share Data)

	2004	2003
Interest Income:

Interest and fees on loans	2,095	2,512
Investment securities	63	26
Federal funds sold	6	21
Other interest income	0	0

Total interest income	2,164	2,559

Interest Expense:
Federal funds purchases	0
Money market and Now accounts	107	126
Savings	74	77
Time deposits, $100,000 and over	125	179
Other time deposits	432	641
Other borrowed funds	23	0

Total interest expense	761	1,023

Net interest income	1402	1,536
Provision for loan losses	(310)	(165)

Net interest income after provision for loan losses	1,092	1,371

Non-interest income:

Service charges on deposit accounts	99	58
Other non-interest income	1	5

Total non-interest income	100	63

Non-interest expense:

Salaries and employee benefits	581	678
Occupancy	79	60
Equipment expense	91	76
Marketing expense	44	34
Operating supplies	37	46
Legal and professional fees	143	15
Other expenses	162	203

Total non-interest expense	1,137	1,112

Net income before income tax expense	55	322
Income tax expense	9	60

Net Income (loss)	46	262

Net income (loss) per common share, basic	.05	.27

Net income (loss) per common share, diluted	.04	.21

Weighted average common shares outstanding, basic	968,613	968,613

Weighted average common shares outstanding, diluted	1,297,982	1,268,275

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME

For the six months ended June 30, 2004 and 2003

(un-audited)

(000’s Omitted Except Per Share Data)

	2004	2003
Interest Income:

Interest and fees on loans	4,195	5,027
Investment securities	90	58
Federal funds sold	17	22
Other interest income	0	0

Total interest income	4,302	5,107

Interest Expense:
Federal funds purchases	1	0
Money market and Now accounts	281	262
Savings	75	79
Time deposits, $100,000 and over	263	389
Other time deposits	909	1,284
Other borrowed funds	47	0

Total interest expense	1,576	2,014

Net interest income	2,726	3,093
Provision for loan losses	(436)	(330)

Net interest income after provision for loan losses	2,290	2,763

Non-interest income:

Service charges on deposit accounts	192	102
Other non-interest income	3	17

Total non-interest income	195	119

Non-interest expense:

Salaries and employee benefits	1,191	1,376
Occupancy	157	116
Equipment expense	175	153
Marketing expense	74	73
Operating supplies	79	93
Legal and professional fees	252	157
Other expenses	275	258

Total non-interest expense	2,203	2,226

Net income before income tax expense	282	656
Income tax expense	105	120

Net Income (loss)	177	536

Net income (loss) per common share, basic	.18	.55

Net income (loss) per common share, diluted	.14	.43

Weighted average common shares outstanding, basic	968,613	968,613

Weighted average common shares outstanding, diluted	1,290,798	1,268,275

See accompanying notes to financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(un-audited)

(000’s Omitted Except Per Share Data)

	2004	2003
Operating activities:
Net income	$177	$536
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	436	330
Depreciation and amortization	163	120
Net amortization of premiums and accretion of discounts on securities	9	4
Decrease (increase) in interest receivable	(25)	(56)
Decrease (increase) in other assets	(180)	(207)
Increase (decrease) in interest payable	(63)	(5)
Net sales of loans available for sale	202	4,520
Increase (decrease) in other liabilities	(416)	52

Net cash provided by (used in) operating activities	303	5,294

Investing activities:
Decrease (increase) in Fed funds sold	2,146	(12,265)
Maturities and calls of investment securities	13,950	5,584
Purchase of investment securities	(11,908)	(5,994)
Redemptions of investment securities	36	0
Net increase in total loans	3,210	(12,794)
Purchase of premises and equipment	(322)	(840)

Net cash provided by (used in) investing activities	7,112	(26,309)

Financing activities:
Decrease in capital-stock issue cost	0	0
Preferred stock sold	0	349
Net increase (decrease) in deposits	(7,852)	28,629
Net increase (decrease) in short-term borrowing	794	(4,824)

Net cash provided by (used in) financing activities	(7,058)	24,154

Increase (Decrease) in cash and cash equivalents	357	3,139
Cash and cash equivalents at beginning of period	7,500	2,710

Cash and cash equivalents at end of period	7,857	5,849

Supplemental cash flow information, interest paid	1,639	2,019

See accompanying notes to financial statements

Form 10-QSB

June 30, 2004

Notes to financial statements

1. General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003.

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

2. Loans are summarized as follows:

($000’s)	June 30, 2004	December 31, 2003
Commercial	$23,335	$24,696
Real estate:
Construction and land development	14,079	14,875
Farmland	274	207
Residential, 1-4 families	44,107	43,416
Residential, 5 or more families	1,739	2,566
Non farm, non residential	41,520	42,388
Consumer	4,926	4,968
Other	1,505	2,765

Total loans	131,485	135,881

Net deferred fees	(177)	(147)
Allowance for loan losses	(1,349)	(2,129)

Net loans	$129,959	$133,605

3. The following represents an analysis of changes in the allowance for loan loss for the six months ended June 30, 2004 and 2003.

	June 30
	2004	2003
Balance at beginning of period	$2,128	$1,301
Provision charged to operating expense	436	330
Recoveries of loans previously charged off	1	1
Loan charge-offs	1,168	60

Balance at end of period	$1,349	$1,573

4. Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at June 30, 2004, and December 31, 2003.

($000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2003
U.S. Government Agencies	9,245	0	(3)	9,242
Equity Securities	672	0	0	672

Total	9,917	0	(3)	9,914

June 30, 2004
U.S. Government Agencies	7,217	0	(73)	7,144
Equity Securities	672	0	0	672

Total	7,889	0	(73)	7,816

Securities with amortized costs of $1,490 at June 30, 2004 were pledged to secure public deposits as required by law.

5. Deposits and other deposits

Included in deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $19,245 and $26,789 at June 30, 2004 and 2003 respectively.

6. Earnings Per Share

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

Weighted average shares for computation of basic earnings per share were 968,613 for the six months ended June 30, 2004. Weighted average shares for computation of diluted earnings per share were 1,297,982 for the six months ended June 30, 2004.

7. Stock Based Compensation

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

	June 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$177	$533

Pro forma earnings per common share, based on SFAS No. 123	$.18	$.55

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.14	$.42

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)	June 30, 2004	December, 2003
Selected Data at Period-end

Loans, net	129,959	133,605

Total securities	7,816	9,914

Total assets	152,468	159,898

Total deposits	135,416	143,268

Shareholders’ equity	13,282	13,176

Selected Data Daily Averages

Loans, net	135,509	141,932

Total securities available for sale	5,900	4,291

Total assets	154,704	158,374

Total deposits	138,315	144,492

Shareholders’ equity	13,004	12,012

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

This discussion, analysis and related financial information are presented to explain the significant factors, which effected Community First Financial Corporation’s financial condition and results of operations for the six months ending June 30, 2004 and 2003. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2002.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets decreased from $159.9 million at December 31, 2003 to $152.5 million or 4.6% at June 30, 2004. The decrease was due primarily to decrease in loan volume and non-core deposits. Deposits decreased to $135.4 million from $143.3 million or 5.5% during the same period. Securities and fed funds sold decreased by approximately $4.2 million during the six months period.

Total loans decreased to $129.9 million from $133.6 million or 2.8% reflecting the Bank’s continuing portfolio restructuring efforts. The allowance for loan losses decreased to $1.3 million (1.00% of total loans) from $1.6 million (1.2% of total loans). The decrease in the loan loss reserve was due to charges to loan loss reserves totaling $1.2 million during the quarter ending June 30, 2004. The Bank anticipates that the reserve will be approximately 1.00% of outstanding loans by December 31, 2004. Loan quality remains good. There was one loan in the amount of $13 past due more than ninety days and two loans totaling $179 in non-accrual status at June 30, 2004. There were three loans in the amount of $1.3 million ninety days past due and in non-accrual status as of December 31, 2003. The decrease in loan production does not reflect an overall deterioration of asset quality nor the initial stages of a declining trend.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $436 for the six months ended June 30, 2004 compared to $330 or a 32.1% increase over the same period in 2003. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank’s portfolio. As of June 30, 2004 the ratio of the allowance for loan losses to loans, net of unearned income was 1.04%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

Net income - Net income for the three months ended June 30, 2004 was $46 or $0.05 per share compared to $262 or $0.27 per share for the same period last year. This decrease of $216 was due primarily to the decrease in net interest income and mortgage fee income and increase in loan loss reserve.

Net interest income - Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $1,402 in the three months of 2004 compared with $1,536 for the three months of 2003, a decrease of $134 or 8.7%. Most of the decrease was due to a decline in interest and fees on loans resulting from lower loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased to $100 for the three months in 2004 from $63 for the same period in 2003, an increase of 58.7%. The majority of this income was due to fees on deposit accounts.

Non-interest expense – The Bank’s non-interest expense increased from $1,112 for the three months of 2003 to $1,137 or 2.25% for the same period in 2004. This increase was due primarily to increases in professional fees and other operating expenses.

Comparison of Results of Operations for the six Months Ended June 30, 2004 and 2003

Net income – Net income for the six months ended June 30, 2004 was $177 or $0.18 per share compared to $536 or $0.55 per share for the same period last year. This decrease of $359 was due primarily to the decrease in net interest income and mortgage fee income. Annualized returns on average assets and average equity for the six months of 2004 were .23% and 2.7% respectively compared to 0.71% and 9.31% for the same period in 2003.

Net interest income – Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $2,726 in the six months of 2004 compared with $3,093 for the six months of 2003, a decrease of $367 or 11.9%. Most of the decrease was due to a decline in interest and fees on loans resulting from lower loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased from $119 for the six months in 2004 to $195 for the same period in 2003, an increase of 63.9%. The majority of this income was due to fees on deposit accounts.

Non-interest expense – The Bank’s non-interest expense decreased from $2,226 for the six months of 2003 to $2,203 or 1.0% for the same period in 2004. This decrease was due primarily to decreases in salaries and employee benefits and other operating expenses.

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

A summary of the Bank’s required and actual capital components as of June 30, 2004 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$14,525	11.32%	$10,777	8.0%	$12,812	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,180	10.28	5,128	4.0	6,154	6.0
Tier 1 Capital (to Average Assets)	13,180	8.65	6,095	4.0	7618	5.0

A summary of the Bank’s required and actual capital components as of December 31, 2003 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$14,703	11.03%	$10,665	8.0%	$13,332	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,031	9.77	5,333	4.0	7,999	6.0
Tier 1 Capital (to Average Assets)	13,031	8.03	6,489	4.0	8,111	5.0

There are no material commitments for capital expenditures as of June 30, 2004. In addition, there are no expected material changes in the mix or relative cost of capital resources.

GENERAL

Capital

On May 13, 2002, the Company’s shareholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the

Company’s Board of Directors created a series of preferred stock consisting of 325 shares of non-cumulative, non-voting, convertible preferred stock. At June 30, 2004, the Company had sold 300 of those shares at a price of $10.00 per share providing capital of $3,000 net of offering expenses.

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

ITEM 3: CONTROLS AND PROCEDURES

The Bank’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Bank’s disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Bank’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bank’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings

There are no material legal proceedings to which the Company or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against Community First Financial Corporation and its subsidiary are either not material in respect to the amount in controversy or covered by insurance.

Item 2 - Change in Securities

None

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Company’s annual shareholders meeting was held May 10, 2004 at the Aviary, Lynchburg, Virginia and the following actions were approved:

Election of Directors

Class B, to serve until the 2007 Annual Meeting of Shareholders:

	FOR	PCT.	WITHHELD	PCT.
A. C. Coleman, Jr.	359,602	99.8	550	0.2
Daniel P. Thornton	359,602	99.8	550	0.2

Appointment of Independent Auditor

Larrowe & Company, PLC, 104 Cranberry Road, Galax, Virginia was appointed the independent auditor for the year ending December 31, 2004

FOR	PCT.	AGAINST	PCT.	ABSTAIN	PCT.
359,182	99.7	620	0.2	350	0.1

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

COMMUNITY FIRST BANK

Date: August 12, 2004	/s/ John L. Wynne
John L. Wynne
President and CEO

Date: August 12, 2004	/s/ F. F. Falls
F. F. Falls
Vice President “Chief Financial Officer”