Form 10QSB
period 2004-09-30
COMMUNITY FIRST FINANCIAL CORP
filed 2004-11-15
CIK 1176266

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to             .

Commission File Number: 000-49909

Community First Financial Corporation

(Exact name of small business issuer as specified in its charter)

Virginia	81-0556879
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1646 Graves Mill Road

Lynchburg, Virginia 24502

(Address of principle executive office and telephone number)

(434) 386-6300

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,162,326 shares of common stock were outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the un-audited Consolidated Statement of Financial Condition of Community First Financial Corporation as of September 30, 2004, and the related un-audited Statements of Income for the three-month and nine-month periods ended September 30, 2004 and 2003, and un-audited Statements of Cash Flows for the nine-months ended September 30, 2004 and 2003. The Consolidated Statement of Financial Condition presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Company’s independent public accountants.

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2004 (un-audited) and December 31, 2003

(000’s Omitted Except Share Data)

	September 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$6,829	$7,477
Interest-bearing deposits with banks	0	23
Securities available for sale	7,556	9,914
Restricted equity securities	1,033	1,069
Federal funds sold	3,241	2,146

Loans:
Loans, less unearned income	130,132	135,734
Less: allowance for loan losses	(1,394)	(2,129)

Loans, net	128,738	133,605
Loans avail. for sale	0	202
Premises and equipment, net	4,303	4,206
Accrued interest receivable	549	478
Other assets	847	778

Total Assets	153,096	159,898

LIABILITIES

Deposits:
Noninterest-bearing demand	13,447	12,209
Interest-bearing deposits	122,697	131,059

Total Deposits	136,144	143,268

Federal funds purchased	0	0
Accrued interest payable	250	299
Subordinated debt	2,500	2,500
Preferred cash dividend payable	150	0
Other liabilities	514	655

Total Liabilities	139,558	146,722

SHAREHOLDERS’ EQUITY

Preferred stock, Series A, 5% non-cumulative, non-voting, $10 value: 1,000,000 shares authorized; 325,000 shares issued and 300,000 shares outstanding at September 30, 2004 and December 31, 2003	2,971	2,971

Common stock, no par value: 10,000,000 shares authorized; 1,162,336 shares issued and outstanding at September 30, 2004 and December 31, 2003	9,650	9,650
Accumulated income (deficit)	930	557
Accumulated other comprehensive income (loss)	(13)	(2)

Total Shareholders’ Equity	13,538	13,176

Total Liabilities and Shareholders’ Equity	153,096	159,898

See accompanying notes to consolidated financial statements

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended September 30, 2004 and 2003

(un-audited)

(000’s Omitted Except Share and Per Share Data)

	2004	2003
Interest Income:

Interest and fees on loans	$2,106	$2,573
Investment securities	77	30
Federal funds sold	10	1
Other interest income	0	0

Total interest income	2,193	2,604

Interest Expense:

Money market and Now accounts	176	293
Savings	2	2
Time deposits, $100,000 and over	139	167
Other time deposits	419	500
Other borrowed funds	26	1

Total interest expense	762	963

Net interest income	1,431	1,641
Provision for loan losses	(65)	(165)

Net interest income after provision for loan losses	1,366	1,476

Noninterest income:

Service charges on deposit accounts	105	58
Other noninterest income	2	31
Gain (loss) on sale of securities	158	0

Total noninterest income	265	89

Noninterest expense:

Salaries and employee benefits	539	716
Occupancy	79	65
Equipment expense	88	88
Marketing expense	49	44
Operating supplies	43	63
Legal and professional fees	148	214
Other expenses	169	22

Total noninterest expense	1,115	1,212

Net income before income tax expense	516	353
Income tax expense	170	84

Net Income (loss)	346	269
Preferred stock dividend declared	150	0

Net income available to common shareholder	196	269

Net income (loss) per common share, basic	.17	.23

Net income (loss) per common share, diluted	.16	.18

Weighted average common shares outstanding	1,162,326	1,162,326

Weighted average common shares outstanding, dilutive	1,198,208	1,540,335

See accompanying notes to consolidated financial statements

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the nine months ended September 30, 2004 and 2003

(un-audited)

(000’s Omitted Except Share and Per Share Data)

	2004	2003
Interest Income:

Interest and fees on loans	$6,301	$7,600
Investment securities	167	88
Federal funds sold	27	23
Other interest income	0	0

Total interest income	6,495	7,711

Interest Expense:

Federal Funds Purchased	1	10
Money market and Now accounts	529	555
Savings	5	6
Time deposits, $100,000 and over	402	556
Other time deposits	1,328	1,850
Other borrowed funds	73	0

Total interest expense	2,338	2,977

Net interest income	4,157	4,734
Provision for loan losses	501	495

Net interest income after provision for loan losses	3,656	4,239

Noninterest income:

Service charges on deposit accounts	297	160
Other noninterest income	6	48
Gain (loss) on sale of Securities	158	0

Total noninterest income	461	208

Noninterest expense:

Salaries and employee benefits	1,731	2,092
Occupancy	236	181
Equipment expense	263	241
Marketing expense	123	117
Operating supplies	122	156
Legal and professional fees	400	289
Other expenses	443	361

Total noninterest expense	3,318	3,436
Net income (loss) before income tax expense	799	1,011
Income tax expense	276	206

Net Income (loss)	523	805
Preferred stock dividend declared	150	0

Net income available to common shareholder	373	805

Net income (loss) per common share, basic	.32	.69

Net income (loss) per common share, diluted	.31	.52

Weighted average common shares outstanding	1,162,326	1,162,326

Weighted average common shares outstanding, dilutive	1,192,042	1,534,200

See accompanying notes to consolidated financial statements

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(un-audited)

(000’s Omitted)

	2004	2003
Operating activities:
Net income	$523	$805
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	501	495
Depreciation and amortization	244	186
Net amortization of premiums and accretion of discounts on securities	(9)	(31)
Net realized (gains) losses on investments	(158)	0
Decrease (increase) loans available for sale	202	5,301
Decrease (increase) in accrued income	(71)	0
Decrease (increase) in other assets	(79)	(258)
Increase (decrease) in accrued interest payable	(49)	0
Increase (decrease) in other liabilities	(141)	40

Net cash provided by (used in) operating activities	963	6,538

Investing activities:
Decrease (increase) in Fed funds sold	(1,095)	(2,892)
Net (increase) decrease in interest-bearing deposits	23	0
Maturities and calls of investment securities	14,032	8,779
Redemption of investment securities	36	0
Proceeds from sale of investment securities	508	0
Purchase of investment securities	(12,016)	(9,181)
Net increase in total loans	4,366	(18,005)
Purchase of premises and equipment	(341)	(1,276)

Net cash provided by (used in) investing activities	5,513	(22,575)

Financing activities:
Decrease in capital-stock issue cost	0	0
Preferred stock sold	0	349
Net increase in deposits	(7,124)	28,633
Net increase (decrease) in short-term borrowings	0	(4,824)
Net increase (decrease) in long-term borrowings	0	2,515

Net cash provided by financing activities	(7,124)	26,673

Increase (Decrease) in cash and cash equivalents	(648)	10,636
Cash and cash equivalents at beginning of period	7,477	2,710

Cash and cash equivalents at end of period	6,829	13,346

Supplemental cash flow information, interest paid	2,387	3,003

See accompanying notes to consolidated financial statements

Community First Financial Corporation

Form 10-QSB

September 30, 2004

Notes to Consolidated Financial Statements

1. General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine month period ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Company’s audited Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Dollar amount totals, except share data, are presented in thousands. Share and per share data have been restated to reflect the stock split discussed in footnote eight, Subsequent Event.

2. Loans are summarized as follows:

	September 30, 2004	December 31, 2003
Commercial	$19,884	$24,696
Real estate:
Construction and land development	12,661	14,875
Farmland	273	207
Residential, 1-4 families	43,022	43,416
Residential, 5 or more families	1,730	2,566
Non farm, non residential	46,880	42,388
Consumer	5,223	4,968
Other	646	2,765

Total loans	130,319	135,881

Net deferred fees	(187)	(147)
Allowance for loan losses	(1,394)	(2,129)

Net loans	$128,738	$133,605

3. The following represents an analysis of changes in the allowance for loan loss for the nine months ended September 30, 2004 and 2003.

	September 30
	2004	2003
Balance at beginning of period	$2,129	$1,301
Provision charged to operating expense	501	495
Recoveries of loans previously charged off	3	0
Loan charge-offs	1,239	76

Balance at end of period	$1,394	$1,720

4. Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 2004, and December 31, 2003.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2004
U.S. Government Agencies	$7,247	0	(13)	$7,234
Equity Securities	322	0	0	322

Total	7,569	0	(13)	7,556

December 31, 2003
U.S. Government Agencies	9,244	0	(2)	9,242
Equity Securities	672	0	0	672

Total	9,916	0	(2)	9,914

Securities with amortized costs of $1,490 at September 30, 2004 were pledged to secure public deposits as required by law.

5. Deposits

Included in deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $19,158 and $20,573 at September 30, 2004 and 2003 respectively.

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

Weighted average shares for computation of basic earnings per share were 1,162,326 for the nine months ended September 30, 2004. Weighted average shares for computation of diluted earnings per share were 1,552,041 for the nine months ended September 30, 2004.

On August 15, 2002, the Company issued 325,000 shares of its Series A Preferred Stock for cash in a limited offering. Through December 31, 2002, the Company had sold an aggregate of 265,100 shares of these shares at a price of $10.00 per share. In 2003 an additional 34,900 shares were sold. The Company paid no underwriting discounts or commissions in connection with the sale. The shares were sold only to persons who were “accredited” investors as defined in the Securities and Exchange Commission’s Rule 501(a). Each share is convertible into one share of the Company’s stock at any time following two years after it is issued at the option of the holder of that share and, under certain circumstances, each share is convertible at the same rate at the option of the Company. The full terms and conditions of such conversion are set forth in the Company’s Private Placement Memorandum. The shares of Series A Preferred Stock were offered and sold without registration under the 1933 Act pursuant to the exemption from registration provided by Rule 506 of the 1933 Act.

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

	September 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$368	$654

Pro forma earnings per common share, based on SFAS No. 123	$.32	$.56

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.33	$.43

8. Subsequent Event

On October 5, 2004, the Company’s Board of Directors authorized a six for five stock split with respect to its issued and outstanding common stock, in the form of a stock dividend. Shareholders as of the record date, October 15, 2004, will receive one additional share of common stock for every five shares they own on that date, with cash to be paid for any resulting fractional shares based on $13.00 per share. The dividend will be payable as of October 25, 2004.

The Board also authorized on October 5, 2004, a cash dividend of $.50 per share on the Company’s 300,000 issues and outstanding shares of convertible preferred stock, representing the five percent dividend payable for the year 2004. The record and payment dates for this dividend are the same as those for the stock split as mentioned above.

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)

	September 30, 2004	December 31, 2003
Selected Data at Period-end
Loans, net	128,738	133,605
Total securities	8,589	10,983
Total assets	153,096	159,898
Total deposits	136,144	143,268
Stockholders’ equity	13,538	13,176

Selected Data Daily Averages
Loans, net	132,860	141,932
Total securities	6,118	4,291
Total assets	167,817	158,374
Total deposits	138,412	144,492
Stockholders’ equity	13,062	12,012

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share data and ratios)

In addition to historical information, the following discussion may contain forward looking statements regarding management’s earnings expectations and the anticipated effect of the Bank’s branching efforts. The actual results may differ as a result of several factors including, but not limited to, imposition of federal income taxes due to exhaustion of the tax loss carry forward, expenses associated with new facilities, changes in interest rates, increased competition, and deterioration in the quality of the loan portfolio.

This discussion, analysis and related financial information are presented to explain the significant factors which effected Community First Financial Corporation’s financial condition and results of operations for the nine months ending September 30, 2004 and 2003. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2002.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets decreased from $159.9 million at December 31, 2003 to $153.1 million or 4.3% at September 30, 2004. The decrease was due primarily to decrease in loan volume and non-core deposits. Deposits decreased to $136.1 million from $143.3 million or 5.0% during the same period. Securities and fed funds sold decreased by approximately $1.3 million during the nine-month period.

Total loans decreased to $128.7 million from $133.6 million or 3.7% reflecting the Company’s continuing portfolio restructuring efforts. The allowance for loan losses decreased to $1.4 (1.07% of total loans) from $2.1 (1.57% of total loans). Loan quality remains good. Two loans in the amount of $320.7 were past due more than ninety days and there was one loan in non-accrual status at September 30, 2004 in the amount of $85. There were three loans in the amount of $1.3 million ninety days past due and in non-accrual status as of December 31, 2003. The decrease in loan production does not reflect an overall deterioration of asset quality nor the initial stages of a declining trend.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $501 for the nine months ended September 30, 2004 compared to $495 or a 1.2% increase over the same period in 2003. The Company considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Company’s portfolio. As of September 30, 2004 the ratio of the allowance for loan losses to loans, net of unearned income was 1.07%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

Net income - Net income for the three months ended September 30, 2004 was $346 or $0.36 per share compared to $269 or $0.21 per share for the same period last year. This increase of $77 was due primarily to the increase in non-interest income and decreases in the provision for loan loss reserve and non-interest expenses.

Net interest income - Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $1,431 in the three months of 2004 compared with $1,641 for the three months of 2003, a decrease of $210 or 12.8%. Most of the decrease was due to a decline in interest and fees on loans resulting from lower loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company’s non-interest income increased to $265 for the three months in 2004 from $89 for the same period in 2003, an increase of 197.8%. The majority of this income was due to gain on sale of securities during the third quarter.

Non-interest expense – The Company’s non-interest expense decreased from $1,212 for the three months of 2003 to 1,115 or 8.0% for the same period in 2004. This decrease was due primarily to decreases in salaries and employee benefits.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Net income - Net income for the nine months ended September 30, 2004 was $523 or $0.54 per share compared to $805 or $0.83 per share for the same period last year. This decrease of $282 was due primarily to the decrease in net interest income and mortgage fee income. Annualized returns on average assets and average equity for the nine months of 2004 were .42% and 5.34% respectively compared to 0.65% and 8.96% for the same period in 2003.

Net interest income - Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $4,157 in the nine months of 2004 compared with $4,734 for the nine months of 2003, a decrease of $577 or 12.2%. Most of the decrease was due to a decline in interest and fees on loans resulting from lower loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company’s non-interest income increased to $461 for the nine months in 2004 from $208 for the same period in 2003, an increase of 121.6%. The majority of this income was due to gain on sale of securities.

Non-interest expense – The Company’s non-interest expense decreased from $3,436 for the nine months of 2003 to $3,318 or 3.4% for the same period in 2004. This decrease was due primarily to decreases in salaries and employee benefits and other operating expenses.

Liquidity and Capital

Liquidity is the ability to generate adequate cash flow to meet financial commitments and to fund customers’ demands for funds, either in terms of loan requests or deposit withdrawals. Liquidity may be provided by, both assets and liabilities. Asset liquidity is derived from sources such as readily marketable investments, principal and interest payments on loans, and cash and due from banks. Liability liquidity is provided by core deposit growth from the Company’s strong, stable consumer base. Management believes the liquidity of the Company remains adequate, as sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated. Secondary sources are also available should the need arise. Management is not aware of any commitments or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity.

A summary of the Company’s required and actual capital components as of September 30, 2004 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$17,445	13.48%	$10,351	8.00%	$12,939	10.00%
Tier 1 Capital (to Risk Weighted Assets)	13,551	10.47	5,176	4.00	7,763	6.00
Tier 1 Capital (to Average Assets)	13,551	8.77	6,177	4.00	7,722	5.00

A summary of the Company’s required and actual capital components as of December 31, 2003 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$17,350	12.78%	$10,862	8.00%	$13,578	10.00%
Tier 1 Capital (to Risk Weighted Assets)	13,178	9.71	5,431	4.00	8,147	6.00
Tier 1 Capital (to Average Assets)	13,178	8.00	6,587	4.00	8,234	5.00

There are no material commitments for capital expenditures as of September 30, 2004. In addition, there are no expected material changes in the mix or relative cost of capital resources.

GENERAL

Capital

On May 13, 2002, the Company’s stockholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company’s Board of Directors created a series of preferred stock consisting of 325 shares of non-cumulative, non-voting, convertible preferred stock. At September 30, 2004, the Company had sold 300 of those shares at a price of $10.00 per share providing capital of $3,000 net of offering expenses.

On October 5, 2004, the Company’s Board of Directors authorized a six for five stock split with respect to its issued and outstanding common stock, in the form of a stock dividend. Shareholders as of the record date, October 15, 2004, will receive one additional share of common stock for every five shares they own on that date, with cash to be paid for any resulting fractional shares based on $13.00 per share. The dividend will be payable as of October 25, 2004.

The Board also authorized on October 5, 2004, a cash dividend of $.50 per share on the Company’s 300,000 issues and outstanding shares of convertible preferred stock, representing the five percent dividend payable for the year 2004. The record and payment dates for this dividend are the same as those for the stock split as mentioned above.

Impact of Inflation and Changing Prices

The financial statements and related notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Future Accounting Considerations

There have been no accounting pronouncements issued during the period that would have a material effect on the financial position, results of operations or liquidity of the Company.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings

There are no pending legal proceedings to which the Bank is a party or of which property of the Bank is subject, other than routine litigation that is incidental to the Bank’s business.

Item 2 - Change in Securities

See Part II, Item 6 (b)

Item 3- Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 – Certification of CEO (302 Certification)

31.2 – Certification of CFO (302 Certification)

32 – Certification Pursuant to 18 U.S.C Section 1350 (906 Certification)

(b) Reports on Form 8-K

Form 8-K dated September 21, 2004, announcing that the Corporation’s Board of Directors authorized a six for five stock split with respect to its issued and outstanding common stock, in the form of a stock dividend. Shareholders as of the record date (October 15, 2004) will receive one additional share of common stock for every five shares they own on that date, with cash to be paid for any resulting fractional shares based on $13.00 per share. The dividend will be payable as of October 25, 2004.

The Board also announced declaration of a cash dividend of $.50 per share on the Corporation’s 300,000 issued and outstanding shares of convertible preferred stock, representing the five percent dividend payable for the year 2004. The record and payment dates for this dividend will be the same as those for the stock split.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

COMMUNITY FIRST FINANCIAL CORPORATION

Date: November 10, 2004	/s/ John L. Wynne
John L. Wynne
President and CEO

Date: November 10, 2004	/s/ F. F. Falls
F. F. Falls
Vice President “Principal Financial Officer”