Form 10KSB
period 2004-12-31
COMMUNITY FIRST FINANCIAL CORP
filed 2005-03-29
CIK 1176266

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐	Transition report under section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period

Commission file number 000-49909

Community First Financial Corporation

(Name of small business issuer in its charter)

Virginia	81-0556879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1646 Graves Mill Road, Lynchburg, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (434) 386-6300

Securities registered under Section 12(b) of the Act:

None
(Title of class)	Name of exchange on which registered

Securities registered under Section 12 (g) of the Act:

Common Stock, No Par Value	None
(Title of class)	Name of exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year $9,336,561

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $15,110,238.00 based on $13.00 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,162,326 shares outstanding as of March 4, 2005.

Documents incorporated by reference. (1) Portions of the Annual Report to Shareholders for the year ended December 31, 2004 are incorporated into Part II, Item 5 through 7. (2) Portions of the Corporation’s 2005 Definitive Proxy Statement have been incorporated by reference into Part III.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

PART 1

Item 1.	Description of Business

General

Community First Financial Corporation (“CFFC”, “the Company” or “the Corporation”) is a financial holding company organized under Virginia law during March 2002, commenced operations on July 1, 2002 and was capitalized through the issuance of $9,686,130 in common stock. CFFC is the parent company of Community First Bank and its primary business activity is its investment in and management of the business of Community First Bank (“CFB” or “the Bank”). CFB commenced operations on October 14, 1999 as a state charted, FDIC insured, commercial bank. The Bank is also a member of the Federal Reserve Bank System.

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

Other services offered by Community First Bank include safe deposit boxes, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia and other states located in the Mid-Atlantic region and nationally. The Bank also provides wealth management services including insurance and investment services.

Market Area

The Bank’s market area consists of Amherst, Bedford, Campbell and Nelson Counties and the City of Lynchburg. The Bank’s primary service area is Bedford County and the city of Lynchburg. The market area had a population base of an estimated 231,300 people in 2004.

Employees

As of December 31, 2004, the Bank had 41 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

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

Regulation

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended, including the filing of periodic reports with the Securities and Exchange Commission (“SEC”). As an Exchange Act reporting company the Company is also subject to many provisions of the Sarbanes-Oxley Act of 2002 which is aimed at improving corporate governance, public reporting and company performance. The company is also required to implement rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) which was authorized under the Sarbannes-Oxley Act.

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and examination and reporting requirements of the Board of Governors of the Federal Reserve System.

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

General. The Bank is under the supervision of, and subject to regulation and examination by, The Federal Reserve Bank (FRB), The Federal Deposit Insurance Corp. (FDIC) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Commission”). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

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

The minimum requirement for the ratio of total capital risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 and total capital to risk-weighted asset ratio of the Bank as of December 31, 2004 were 10.66% and 11.73%, respectively, exceeding the minimums required. The consolidated sum of Tier 1 and total capital to risk-weighted asset ratio of the Corporation as of December 31, 2004 were 10.54% and 13.49%, respectively, exceeding the minimums required

The FRB also has adopted regulations, which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3%. The FRB has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0%

to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets. The Leverage ratio of the Bank as of December 31, 2004 was 8.86%, well above the minimum requirement. The consolidated Leverage ratio of the Corporation as of December 31, 2004 was 8.83%, well above the minimum requirement.

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

As an institution with deposits insured by the Bank Insurance Fund (“BIF”), the Bank also is subject to insurance assessments imposed by the FDIC. In September 1995, the BIF met its target reserve level and consequently, effective January 1996, the FDIC revised its risk-based assessment schedule, imposing assessments ranging from 0.0% (subject to an annual minimum of $2,000) to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered “well capitalized”, “adequately capitalized” or “undercapitalized”, as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The Bank was subject to a deposit insurance assessment, or $40,980 in fiscal 2004.

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among other provisions, the Funds Act (i) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund (“SAIF”) at its statutory required reserve ratio of 1.25% of insurable deposits, (ii) exempts certain depository institutions with SAIF-assessable deposits that meet any of several specified criteria from paying the special assessment and (iii) authorizes the Financing Corporation (“FICO”) to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the fourth quarter of 2004 were set at 1.46% (per $100) annually for BIF-Assessable deposits and 1.46% (per $100) annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for BIF and the SAIF. By federal law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged. As the Bank’s deposits are insured by the BIF, the Funds Act is not expected to significantly impact the Bank’s financial condition and results of operation in the foreseeable future.

Safety and soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

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

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

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

The Bank established a permanent office at 150 Front Street, Lovingston, Virginia in April of 2003, which is leased. In September of 2003, the bank established an office at 20479 Timberlake Road, Lynchburg, Virginia. The two-story building owned by the Bank contains approximately 4000 square feet. The Bank has purchased lots in Amherst and Bedford for possible future offices.

Item 3.	Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. At December 31, 2004, the Bank was involved in litigation over a correspondent loan relationship. The case is being vigorously defended by the Bank. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	Market for the Common Equity and Related Shareholder Matters

CFFC first issued shares of its common stock during July 2002 in exchange for the outstanding shares of Community First Bank’s common stock in connection with CFFC’s initial incorporation as Community First Bank’s parent holding company. At December 31, 2004, CFFC’s common stock was not listed on any exchange and there was not an active public market for CFFC’s common stock. As of January 12, 2005 the Corporation’s common stock became eligible to be traded on the Over-the-Counter Bulletin Board under the trading name CYFC. Prior to the organization of CFFC, Community First Bank’s common stock was not listed on any exchange, neither was there an active public trading market for the stock.

Between the date of issuance and December 31, 2004, to the knowledge of management, the common stock traded at a low of $10.00, and a high of $13.00. Trades to date in 2004 have been at a low of $11.00 and a high of $13.00.

CFFC has not yet paid any cash dividends on its common stock. CFFC is a holding company, and its main source of revenue is dividends it receives from Community First Bank. Therefore, CFFC’s ability to pay dividends to its shareholders is subject to Community First Bank’s ability to pay dividends to it. Community First Bank’s ability to pay dividends to CFFC will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements that apply to Virginia banks, and other factors. Also, dividends by Community First Bank are subject to various laws and regulatory restrictions, including the requirement that its capital be maintained at certain levels and that it only pay dividends from its retained earnings. CFFC expects that, for the foreseeable future profits resulting from Community First Bank will be retained by it as additional capital to support its operations and growth and that any dividends paid by Community First Bank to CFFC will be limited to amounts needed by CFFC to pay stated dividends on CFFC’s outstanding Series A Preferred Stock, to pay any separate expenses of CFFC, and that CFFC will not pay cash dividends on its common stock.

In the future, CFFC’s ability to pay dividends also will be subject to its Board of Directors, evaluation of its own separate business factors, including CFFC’s earnings and financial condition, capital requirements, debt service requirements, and regulatory restrictions applicable to bank holding companies. In the future, CFFC may borrow additional funds, issue debt instruments, issue and sell additional shares of preferred stock or engage in other types of financing activities, in order to increase its capital and/or to provide funds that it can use to increase Community First Bank’s capital. The terms of CFFC’s outstanding Series A Preferred Stock provides that no dividends may be declared and paid during any calendar year on CFFC’s common stock unless and until there shall have been paid in full to the shareholders of the Series A Preferred Stock not less than a pro rata portion of the stated annual dividend on the series A Preferred Stock for the year, at the rate provided for those dividends, through the date on which CFFC’s proposes to pay dividends on the common stock. Covenants contained in any loan or financing agreement entered into by CFFC in the future, or other debt or capital instruments issued by CFFC in the future, also could restrict or condition CFFC’s payment of cash dividends based on various financial considerations or factors. Additionally, if CFFC creates and issues shares of any other series of preferred stock, the terms of that stock require that stated periodic dividends be paid on the preferred stock before any cash dividends could be paid on CFFC’s common stock. Therefore, there is no assurance that, for the foreseeable future, CFFC will have funds available to pay cash dividends on its common stock, or, even if funds are available, that it will pay dividends in any particular amount or at any particular time, or that it will pay dividends at all.

The Board of Directors of the Corporation declared a 6 for 5 stock split with respect to its issued and outstanding common stock payable in the form of a 20% stock dividend. Shareholders of record received six shares for each five shares of common stock held. The stock split was effective October 25, 2004 to common stockholders of record on October 15, 2004. A total of 193,713 additional shares of common stock were issued as a result of this stock split.

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

The Board of Directors of the Corporation declared a cash dividend in the amount of $.50 per outstanding share of convertible preferred stock payable on October 25, 2004 to preferred stockholders of record on October 15, 2004. The total amount of the preferred stock dividend was $150,000. This represents the five percent dividend payable for 2004. No preferred stock dividends were paid in prior years.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operations

This information is incorporated herein by reference from pages 27 through 30 of the 2004 Annual Report.

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

	Average Balance	2004 Interest Income/ Expense	Average Yield/ Rate	Average Balance	2003 Interest Income/ Expense	Average Yield/ Rate
Assets:
Investment securities	$7,602	$243	3.19%	$4,291	$139	3.24%
Total Loans (1)	132,278	8,464	6.40	$141,932	9,129	6.43
Federal funds sold	3,755	49	1.30	3,786	38	1.00

Total earning assets	143,635	8,756	6.10	150,009	9,306	6.20

less: allowance for loan losses	(1,528)			(1,599)
Total non-earning assets	13,384			9,964

Total Assets	155,491			158,374

Liabilities & Equity
Interest-bearing deposits:
NOW	$35,435	$553	1.56%	$29,536	$598	2.02%
Savings	1,631	7	0.46	1,152	8	0.69
Money market	10,700	141	1.31	10,038	163	1.62
Time deposits >$100,000	18,522	556	3.00	21,864	701	3.21
Other time	57,881	1,775	3.07	68,863	2,373	3.45

Total interest-bearing deposits	124,169	3,032	2.44	131,453	3,843	2.92
Other borrowings	2,571	104	4.05	1,270	37	2.91

Total interest bearing liabilities	126,740	3,136	2.47	132,723	3,880	2.92

Noninterest-bearing liabilities:
Demand deposits	14,622			13,039
Other liabilities	638			600

Total Liabilities	142,000			146,362
Shareholders’ equity	13,491			12,012

Total Liabilities & Equity	155,491			158,374

Net interest Income		5,620			5,426

Interest rate spread (2)			3.62%			3.28%
Interest expense as a percent of average earning assets			2.18%			2.59%
Net Interest margin (3)			3.91%			3.62%

(1)	Nonaccruing loans are included in average loans outstanding

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities

(3)	Net interest margin is net interest income expressed as a percentage of average earning assets

TABLE 1—CONTINUED

AVERAGE BALANCE, INCOME AND EXPENSE, YIELD RATES

	Average Balance	2002 Interest Income / Expense	Average Yield / Rate
Assets:
Investment securities	$3,013	$1,105	3.48%
Total Loans (1)	99,301	7,209	7.26
Federal funds sold	1,997	34	1.70

Total earning assets	104,311	7,348	7.04

less: allowance for loan losses	1,059
Total non-earning assets	6,342

Total Assets	109,594

Liabilities & Equity
Interest-bearing deposits:
NOW	$8,729	182	2.09%
Savings	824	8	0.97
Money market	9,036	171	1.89
Time deposits >$100,000	19,728	808	4.10
Other time	51,537	2,342	4.54

Total interest-bearing deposits	89,854	3,511	3.91
Short-term borrowings	1,2731	23	1.81

Total interest bearing liabilities	91,127	3,534	3.88

Noninterest-bearing liabilities:
Demand deposits	8,973
Other liabilities	483

Total Liabilities	100,583
Shareholders’ equity	9,011

Total Liabilities & Equity	109,594

Net interest Income		3,814

Interest rate spread (2)			3.16%
Interest expense as a percent of average earning assets			3.39%
Net Interest margin (3)			3.66%

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

	Years Ended December 31, 2004/2003			Years Ended December 31, 2003/2002
	Increase (decrease) due to Average Balance	Increase (decrease) Change in Average Rate	Total or net Increase (decrease)	Increase due to Average Balance	(Decrease) change in Average Rate	Total or net increase (decrease)
Interest-earning assets:
Taxable securities	$106	$(2)	$104	$41	$(7)	$34
Federal funds sold and securities purchased under resale agreements	—	11	11	18	(14)	4
Totals loans (net of unearned)	(618)	(47)	(665)	2,921	(1,001)	1,920

Income on interest-earning assets	(512)	(38)	(550)	2,980	(1,022)	1,958

Interest-bearing liabilities:
Interest-bearing demand deposits	$92	$(137)	$(45)	$421	$(5)	$461
Money market deposits	9	(31)	(22)	16	(24)	(8)
Savings deposits	2	(3)	(1)	2	(2)	(0)
Certificates of deposit of $100,000 & over	(100)	(45)	(145)	68	(175)	(107)
Other time deposits	(337)	(261)	(598)	597	(566)	31
Federal funds purchased, securities sold under repurchase agreements, subordinated debt	53	14	67	(18)	32	14

Expense of interest-bearing liabilities	(281)	(463)	(744)	1,086	(740)	346

Net change in net interest income	(231)	425	194	1,894	(282)	1,612

TABLE 3

SECURITIES HELD FOR RESALE AND INVESTMENT

MATURITY DISTRIBUTION AND AVERAGE YIELD

Book Value of Investments

	December 31,
	2004	2003
Securities Available for Sale:

Fair Value:
U.S. Government Agencies and Corporations	$10,186	$9,242
Equity Securities	322	672

	$10,508	$9,914

Maturities of Investments at December 31, 2004

	Amortized Cost	Fair Market Value	Weighted Average Yield
Within one year	$2,995	$2,993	2.22%
After one year to five years	7,255	7,193	2.97%
After five years through ten years	0	0	0

	$10,250	$10,186	2.75%

Other than U.S. Government Agencies, the Bank held no issues that exceeded 10% of Shareholder’s Equity at December 31, 2004.

TABLE 4

LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS

	December 31,
	2004	2003
Commercial	$19,109	$22,909
Real Estate:
Mortgage	93,696	90,365
Construction	10,513	14,875
Consumer	7,405	7,732

	130,723	135,881
Net deferred fees	(189)	(147)
Allowance for loan losses	(1,392)	(2,129)

Loans, net	$129,142	$133,605

The following table presents the maturities of loans for the Bank. Maturities of loans are not readily available by loan category.

December 31, 2004
Aggregate Maturities of Loan balances which are due:
Within one year	$62,127
Over one year through five years	51,352
Over five years	17,055

Total Loans	$130,534

There were no restructured loans at December 31, 2004 and December 31, 2003. The Bank had $600,093 and $1,366,943 in non-performing loans, repossessed or foreclosed properties at December 31, 2004 and 2003, respectively.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. This information is incorporated by reference in this report from note 16 on pages 20 and 21 of the 2004 Annual Report to Stockholders.

The Bank also has certain concentrations of credit risk. This information is incorporated by reference in this report from note 16 on page 21 of the 2004 Annual Report to Stockholders.

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

	2004	2003	2002
Balance beginning of period	2,129	1,302	957
Loans charged off:	(1,230)	(83)	(458)
Recoveries	8	7	18

Net loans charged off	(1,222)	(76)	(440)
Provision for loan losses	485	903	785
Balance end of period	1,392	2,129	1,302

Net charge-offs to Average loans	0.92%	0.59%	0.44%

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

	December 31, 2004		December 31, 2003
	Allowance	Percentage of loans in each category to total loans	Allowance	Percentage of loans in each category to total loans
Commercial	203	14.62	359	16.86
Real Estate Mortgage	998	71.68	1,416	66.50
Real Estate Construction	112	8.04	233	10.95
Consumer	79	5.66	121	5.69

Total	1,392	100.00	2,129	100.00

TABLE 7

DEPOSITS

The average balance and rates for certain categories of deposits for the last three years are shown in the following table.

	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$14,621		$13,039		$8,973
Interest-bearing deposits:
Now	35,435	1.56%	29,536	2.02%	8,729	2.09%
Savings	1,631.46%		1,152.69%		824.97%
Money market	10,700	1.31%	10,038	1.62%	9,036	1.89%
Time deposits >$100,000	18,522	3.00%	21,864	3.21%	19,728	4.10%
Other time	57,881	3.07%	68,863	3.45%	51,536	4.54%

Total interest-bearing deposits	124,169	2.44%	131,453	2.92%	89,853	3.91%

Total deposit	$138,790		$144,492		$98,826

	Maturities of CD’s >$100,000 at December 31, 2004
	Amount	Percent
Three months or less	$3,815	20.22%
Over three months to twelve months	6,773	35.90%
One year through five years	7,755	41.10%
Over five years	525	2.78%

Total	$18,868	100.00%

TABLE 8

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity and certain other ratios for the periods indicated are as follows:

	2004	2003	2002
Return on average assets	.55%	.64%	.32%
Return on average equity	6.38%	8.46%	3.90%
Average equity to average assets	8.68%	7.58%	8.22%
Dividend payout ratio on common stock	0.00%	0.00%	0.00%

TABLE 9

INTEREST SENSITIVITY ANALYSIS

	Static Gap Schedule (in thousands)
	Floating	0-3 Months	3-12 Months	1-3 Years	3-5 Years	5-15 Years	> 15 Years	TOTAL
Assets
Loans	49,880	15,928	24,670	19,897	11,048	6,973	2,138	130,534
Int-bearing Bank Deposits	0	0	223	0	0	0	0	223
Fed Funds	0	0	0	0	0	0	0	0
Investments	0	2,993	0	7,193	0	0	0	10,186
Totals	49,880	18,921	24,893	27,090	11,048	6,973	2,138	140,943

Liabilities

Interest-bearing
Transaction accounts	18,123	0	0	14,828	0	0	0	32,951
Money market/Savings	8,124	0	0	4,571	0	0	0	12,695
Certificates<$100M	0	12,297	19,847	17,957	7,209	0	0	57,310
Certificates>$100M	0	3,815	6,773	4,407	3,873	0	0	18,868
Subordinated Debt	0	0	0	0	0	2,500	0	2,500
Other Borrowings	0	0	6	0	0	0	0	6
Fed Funds	275	0	0	0	0	0	0	275
Totals	26,522	16,112	26,626	41,763	11,082	2,500	0	124,605

Gap	23,358	2,809	(1,733)	(14,673)	(34)	4,473	2,138	16,338

Cumulative Gap	23,358	26,167	24,434	9,761	9,727	14,200	16,338	16,338

Cumulative Gap/EA	16.57	18.57	17.34	6.93	6.90	10.07	11.59	11.59

Cumulative RSA/RSL	1.89	1.61	1.35	1.09	1.08	1.11	1.13	1.13

TABLE 10

COMMUNITY FIRST FINANCIAL CORPORATION

Selected Historical Financial Information

(In Thousands, Except Shares and Per Share Data and Ratios)

	Years Ended December 31,
	2004	2003	2002	2001	2000
STATEMENT OF INCOME DATA:
Total interest income	$8,756	9,306	7,347	5,578	2,389
Total interest expense	3,136	3,881	3,534	3,069	1,072
Net interest income	5,620	5,425	3,813	2,509	1,317
Provision for loan losses	485	903	785	359	466
Total non-interest income	580	1,018	626	263	65
Total non-interest expense	4,401	4,230	3,303	2,298	1,382
Income tax expense	453	294	—	—	—
Net income (loss)	861	1,016	351	115	(466)
Preferred stock dividends	150	—	—	—	—
Net income (loss) available to common shareholders	711	1,016	351	115	(466)

PER SHARE DATA (re-stated for 6 for 5 stock split in 2004):
Net income	$.61	.87	.30	.10	(.40)
Net income – assuming dilution	$.55	.66	.29	.10	(.40)
Cash dividend	$0.00	0.00	0.00	0.00	0.00
Stock Dividend	20%	0	0	0	0
Book Value	$9.39	8.78	7.91	7.61	7.51

BALANCE SHEET DATA:
Federal funds sold under resale agreements	$0.00	0.00	0.00	00.00	1,889
Securities available-for-sale	10,508	9,914	3,863	3,993	1,008
Securities held-to-maturity	0.00	0.00	0.00	0.00	0.00
Loans, net	129,142	133,605	120,631	75,622	40,708
Total Assets	156,538	159,899	139,752	86,615	47,738
Total deposits	139,440	143,267	122,498	74,392	38,633
Total stockholders’ equity	13,848	13,176	11,815	8,839	8,724

SELECTED RATIOS:
Return on average assets	.55%	.68%	.32%	.16%	(1.58)%
Return on average equity	6.38%	8.46%	3.90%	1.31%	(5.16)%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Average equity to average assets	8.68%	7.58%	8.22%	12.37%	30.71%
Allowance for loan losses to loans, net of unearned income	1.07%	1.57%	1.07%	1.25%	1.49%

Item 7.	Financial Statements

This information is incorporated herein by reference from pages 2 through 26 of the 2004 Annual Report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Larrowe & Company, P.L.C. served as the Company’s independent public accountants for the period from October 14, 1999 through December 31, 2004.

For the period from October 14, 1999 through December 31, 2004, the independent auditor’s report with respect to the Company’s financial statements neither contained an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Larrowe & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Larrowe & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

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

Certain information is incorporated herein by reference from pages 2 through 6 of the Company’s 2004 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which was filed with the Securities and Exchange Commission on March XX, 2005.

The following is information on the executive officers of the Company who are not directors of the Company:

Francis F. Falls

(64)  Vice President and Operations Officer of Community First Bank; prior to joining the Bank Mr. Falls was Vice president of Metro-county Bank from March 1997 to June 1999. He was an Independent Insurance Agent from January 1996 to March 1997. Mr. Falls was Vice President - Operations for Piedmont Trust Bank from 1981 to October 1994

James M. Thomas

(45)  Senior Vice President – Business Banking of Community First Bank; prior to joining the Bank Mr. Thomas was Vice President – P&E Banking for MainStreet Bank-Central (formally First Community Bank) from November 1994 to July 1999.

Walter G. Mason, II

(50)  Senior Vice President – Retail Banking of Community First Bank; prior to joining the Bank Mr. Mason was Vice President for MainStreet Bank-Central (formerly First Community Bank) from January 1989 to July 1999.

The Company has adopted a Code of Ethics that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. A copy of this Code of Ethics is attached hereto as Exhibit 14.

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

This information is incorporated herein by reference from Note 14, page 19 of the Company’s 2004 Annual Report.

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

13.0	2004 Annual Report to Stockholders, Exhibit A.

14.0	Code of Ethics

20	Proxy Statement / Annual Meeting of Stockholders, Exhibit B.

(b)	Reports on Form 8-K.

Form 8-K dated September 21, 2004, was filed on October 6, 2004, announcing that the Corporation’s Board of Directors authorized a six for five stock split with respect to its issued and outstanding common stock, in the form of a 20% stock dividend. Shareholders as of the record date (October 15, 2004) will receive one additional share of common stock for every five shares they own on that date, with cash to be paid for any resulting fractional shares based on $13.00 per share. The dividend will be payable as of October 25, 2004.

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

32 Chief Executor Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMMUNITY FIRST BANK

March 29, 2005	By:	/s/ F. F. Falls
F. F. Falls
Vice President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John L. Wynne John L. Wynne	President, CEO and Director	MARCH 29, 2005

/s/ R. Thomas Beach R. Thomas Beach	Director	MARCH 29, 2005

/s/ A. C. Coleman, Jr. A. C. (Buzzy) Coleman, Jr.	Director	MARCH 29, 2005

/s/ Frank C. Crist, Jr., DDS Frank C. Crist, Jr., DDS	Director	MARCH 29, 2005

/s/ T. Scott Garrett T. Scott Garrett	Director	MARCH 29, 2005

/s/ Thomas M. Mignogna Thomas M. Mignogna	Director	MARCH 29, 2005

/s/ Dr. Larry H. Redmond Dr. Larry H. Redmond	Director	MARCH 29, 2005

/s/ Daniel P. Thornton Daniel P. Thornton	Director	MARCH 29, 2005