Form 10QSB
period 2005-03-31
COMMUNITY FIRST FINANCIAL CORP
filed 2005-05-16
CIK 1176266

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(434) 386-6300

(Issuer’s telephone number)

Check whether the Bank (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the Bank’s classes of common stock, as of the latest practicable date: 1,162,326 shares of common stock were outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the un-audited Consolidated Balance Sheet of Community First Financial Corporation as of March 31, 2005, and the related un-audited Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the three-months ended March 31, 2005 and 2004. The Consolidated Balance Sheet presented as of December 31, 2004 has been derived from the financial statements that have been audited by the Company’s independent public accountants.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 (un-audited) and December 31, 2004

(000’s Omitted Except per Share Data)	March 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$6,542	$7,237
Interest-bearing deposits with banks	228	223
Securities available for sale	7,419	10,508
Restricted equity securities	886	886
Federal funds sold	2,822	-0-

Loans:
Loans, less unearned income	135,689	130,534
Less: allowance for loan losses	(1,266)	(1,392)

Loans, net	134,423	129,142
Loans held for sale	772	-0-
Premises and equipment, net	4,228	4,277
Accrued interest receivable	557	546
Other Assets	3,764	3,719

Total Assets	$161,641	$156,538

LIABILITIES

Deposits:
Noninterest-bearing demand	$16,147	$17,616
Interest-bearing demand deposits	128,489	121,824

Total deposits	144,636	139,440

Federal funds purchased	-0-	275
Subordinated debt	2,500	2,500
Accrued interest payable	383	309
Other liabilities	182	166

Total Liabilities	147,701	142,690

STOCKHOLDERS’ EQUITY

Preferred stock, $10 value: 1,000,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	2,971	2,971
Common stock, no par value: 10,000,000 shares authorized; 1,162,326 shares issued and outstanding at March 31, 2005 and December 31, 2004	9,650	9,650
Retained earnings	1,423	1,268
Accumulated other comprehensive income (loss)	(104)	(41)

Total Stockholders’ Equity	13,940	13,848

Total Liabilities and Stockholders’ Equity	$161,641	$156,538

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2005 and 2004

(un-audited)

(000’s Omitted Except Per Share Data)	2005	2004
Interest Income:

Interest and fees on loans	$2,192	$2,100
Investment securities	79	27
Federal funds sold	4	11
Other interest income	1	0

Total interest income	2,276	2,138

Interest Expense:

Money market and NOW accounts	131	174
Savings	10	1
Time deposits, $100,000 and over	162	138
Other time deposits	474	477
Other borrowings	44	24

Total interest expense	821	814

Net interest income	1,455	1,324
Provision for loan losses	(93)	(126)

Net interest income after provision for loan losses	1,362	1,198

Noninterest income:

Service charges on deposit accounts	72	70
Other service charges and fees	42	23
Other noninterest income	50	2

Total noninterest income	164	95

Noninterest expense:

Salaries and employee benefits	691	610
Occupancy	84	78
Equipment expense	76	83
Marketing expense	46	30
Operating supplies	44	42
Legal and professional fees	155	109
Other expenses	194	114

Total noninterest expense	1,290	1,066

Net income before income tax expense	236	227
Income tax expense	81	96

Net Income	$155	$131

Net income per common share, basic (1)	$0.13	$0.11

Net income per common share, diluted (1)	$0.09	$0.09

Weighted average common shares outstanding	1,162,326	1,162,336
Weighted average common shares outstanding diluted	1,638,015	1,540,336

(1)	Adjusted for 6 for 5 stock split on October 25, 2004.

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2005 and 2004

(un-audited)

(000’s Omitted Except Per Share Data)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock
Balance at December 31, 2003	$13,176	$557	$(2)	$2,971	$9,650

Comprehensive income:	131	131	0	0	0

Change in Net Unrealized Gains (Losses) on Securities Available For Sale Net of Income Tax Benefit of $-0-	3	0	3	0	0

Balance at March 31, 2004	13,310	688	1	2,971	9,650

Balance at December 31, 2004	13,848	1,268	(41)	2,971	9,650
Comprehensive income:	155	155	0	0	0

Change in Net Unrealized Gains (Losses) on Securities Available For Sale Net of Income Tax Benefit of $31	(63)	0	(63)	0	0

Balance at March 31, 2005	$13,940	$1,423	$(104)	$2,971	$9,650

See accompanying notes to financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(un-audited)

(000’s Omitted Except Per Share Data)	2005	2004
Operating activities:
Net income	$155	$131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	93	126
Depreciation and amortization	73	81
Net amortization of premiums and accretion of discounts on securities	(5)	8
(Increase) decrease in loans available for sale	(772)	202
(Increase) decrease in interest receivable	(11)	17
(Increase) decrease in other assets	(45)	(5)
Increase (decrease) in interest payable	74	(39)
Increase (decrease) in other liabilities	48	(460)

Net cash provided by (used in) operating activities	(390)	61

Investing activities:
Decrease (increase) in Fed funds sold	(2,822)	894
Maturities and calls of investment securities	3,000	9,914
Purchase of investment securities	-0-	(6,972)
Redemptions of investment securities	-0-	36
Net (increase) decrease in total loans	(5,374)	1,124
Purchase of premises and equipment	(25)	(242)

Net cash provided by (used in) investing activities	(5,221)	4,754

Financing activities:
Net increase (decrease) in deposits	5,196	(5,830)
Net decrease in federal funds purchased	(275)	—

Net cash provided by (used in) financing activities	4,921	(5,830)

Increase (decrease) in cash and cash equivalents	(690)	(1,015)
Cash and cash equivalents at beginning of period	7,460	7,500

Cash and cash equivalents at end of period	$6,770	$6,485

Supplemental cash flow information:

Interest paid	$746	$853

Income taxes	$136	$0-

See accompanying notes to financial statements

Form 10-QSB

March 31, 2005

Notes to consolidated financial statements

1. General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three month period ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Bank’s Annual Report for the year ended December 31, 2004.

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

Community First Financial Corporation is located in Lynchburg, Virginia. The accounting policies of the Company and Bank follow generally accepted accounting principles and practices within the financial services industry.

The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions are eliminated in consolidation.

2. Loans are summarized as follows:

($000’s)	March 31, 2005	December 31, 2004
Commercial	$21,663	$19,109
Real estate:
Construction and land development	10,926	10,513
Farmland	322	371
Residential, 1-4 families	40,949	41,566
Residential, 5 or more families	3,699	3,861
Nonfarm, nonresidential	53,048	47,898
Consumer	5,139	5,255
Other	145	2,150

Total loans	135,891	130,723

Net deferred fees	(202)	(189)
Allowance for loan losses	(1,266)	(1,392)

Net loans	$134,423	$129,142

Form 10-QSB

March 31, 2005

Notes to consolidated financial statements (continued)

3. The following represents an analysis of changes in the allowance for loan loss for the three months ended March 31, 2005 and 2004 (amounts in thousands).

	March 31
	2005	2004
Balance at beginning of period	$1,392	$2,129
Provision charged to operating expense	93	126
Recoveries of loans previously charged off	5	1
Loan charge-offs	(224)	(1,167)

Balance at end of period	$1,266	$1,089

4. Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at March 31, 2005 and December 31, 2004 (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2005
U.S. Government Agencies	$7,255	$0	$(158)	$7,097
Equity Securities	322	0	0	322

Total	$7,577	$0	$(158)	$7,419

December 31, 2004
U.S. Government Agencies	$10,250	$0	$(64)	$10,186
Equity Securities	322	0	0	322

Total	$10,572	$0	$(64)	$10,508

Securities with amortized costs of $1.5 million at March 31, 2005 were pledged to secure public deposits as required by law.

5. Time deposits and other deposits

Included in time deposits are certificates of deposit and other time deposits of $100,000 or more in the aggregate amount of $20.4 million and $18.9 million at March 31, 2005 and December 31, 2004 respectively. An increase of $1.5 million is the result of increased dependencies upon non-core deposits.

Form 10-QSB

March 31, 2005

Notes to consolidated financial statements (continued)

6. Future Accounting Considerations

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will likely apply SFAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. In addition, the Bank may elect to adopt SFAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) will become effective for the Company in January, 2006.

7. Earnings Per Share

In 1999, the Financial Accounting Standards Board issued Statement No. 128, “Earnings per Share.” Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Weighted average shares for computation of basic earnings per share were 1,162,326 for the three months ended March 31, 2005. Weighted average shares for computation of diluted earnings per share were 1,643,181 for the three months ended March 31, 2005.

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)	March 31, 2005	December 31, 2004
Selected Data at Period-end
Loans, net	134,423	129,142
Total securities	7,419	10,508
Total assets	161,641	156,538
Total deposits	144,636	139,440
Stockholders’ equity	13,940	13,848

Selected Data Daily Averages
Loans, net	131,771	130,749
Total securities available for sale	9,375	7,602
Total assets	157,528	155,490
Total deposits	138,877	138,790
Stockholders’ equity	13,972	13,491

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following discussion may contain forward looking statements regarding management’s earnings expectations. The actual results may differ as a result of several factors including, but not limited to, the effect of federal income taxes, changes in interest rates, increased competition, and changes in the quality of the loan portfolio.

This discussion, analysis and related financial information are presented to explain the significant factors, which effected Community First Financial Corporation’s financial condition and results of operations for the three months ending March 31, 2005 and 2004. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2003.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets increased from $156.5 million at December 31, 2004 to $161.6 million or 3.3% at March 31, 2005. The increase was due primarily to loan growth. Deposits increased to $144.6 million from $139.4 million or 3.7% during the same period. Investment securities decreased $3.1 million, primarily due the maturity of a U.S. Agency security in the amount of $3.0 million, and federal funds sold increased by approximately $2.8 million during the three month period.

Total loans increased to $135.7 million at March 31, 2005 from $130.5 million at December 31, 2004 or 4.0% reflecting an increase in loan demand. The allowance for loan losses decreased to $1.3 million (.93% of total loans) from $1.4 million (1.07% of total loans) during the same period. The Bank anticipates that the reserve will be approximately 1.00% of outstanding loans by December 31, 2005. Loan quality remains good. There were five loans past due more than ninety days in the amount of $217 thousand and nine loans in the amount of $1.6 million in non-accrual status at March 31, 2005. There were four loans past due more than 90 ninety days in the amount of $301 thousand and four loans in non-accrual status in the amount of $600 thousand as of December 31, 2004.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $93 thousand for the three months ended March 31, 2005 compared to $126 thousand or a 26.2% decrease over the same period in 2004. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank’s portfolio. As of March 31, 2005 the ratio of the allowance for loan losses to loans, net of unearned income was .93%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

Net income - Net income for the three months ended March 31, 2005 was $155 thousand or $0.13 per share compared to $131 thousand or $0.11 per share for the same period last year (adjusted for the 6-or-5 stock split in 2004). This increase of $24 thousand was due primarily to the increase in net interest income, origination fee income and other non-interest income. Annualized returns on average assets and average equity for the three months of 2005 were .36% and 4.42% respectively compared to .34% and 4.06% for the same period in 2004.

Net interest income - Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $1.455 million for the three months of 2005 compared with $1.324 million for the three months of 2004, an increase of $131 thousand or 9.9%. Most of the increase was due to an increase in interest and fees on loans from increased loan demand.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased from $95 thousand for the three months in 2004 to $164 thousand for the same period in 2005, an increase of 72.6%. The majority of this increase was due to the increase in the cash surrender value of bank owned life insurance of $49 thousand for the three months ended March 31, 2005 compared to none for the three months ended March 31, 2004.

Non-interest expense – The Bank’s non-interest expense increased from $1.066 million for the three months of 2004 to $1.290 million or 21.0% for the same period in 2005. This increase was due primarily to increases in salaries and employee benefit expenses and the cost of compliance with the Sarbanes-Oxley Act of 2002.

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

A summary of the Bank’s required and actual capital components as of March 31, 2005 and December 31, 2004 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005
Total Capital (to Risk Weighted Assets)	$15,197	11.09%	$10,961	8.0%	$13,701	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,941	10.18	5,480	4.0	8,221	6.0
Tier 1 Capital (to Average Assets)	13,941	9.00	6,199	4.0	7,748	5.0

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total Capital (to Risk Weighted Assets)	$15,158	11.73%	$10,336	8.0%	$12,920	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,776	10.66	5,168	4.0	7,752	6.0
Tier 1 Capital (to Average Assets)	13,776	8.86	6,216	4.0	7,771	5.0

There are no material commitments for capital expenditures as of March 31, 2005. In addition, there are no expected material changes in the mix or relative cost of capital resources.

GENERAL

Capital

On May 13, 2002, the Company’s stockholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company’s Board of Directors created a series of preferred stock consisting of 325,000 shares of non-cumulative, non-voting, convertible preferred stock. As of March 31, 2005, the Company had sold 300,000 of those shares at a price of $10.00 per share providing capital of $3.0 million net of offering expenses.

The Company’s Board of Directors declared a 6 for 5 common stock split in the form of a 20% stock dividend payable October 25, 2004 to common stockholders of record on October 15, 2004. Holders of record of common stock as of the record date received one additional share of common stock for every five shares they owned on that date. Cash was paid for fractional shares. A total of 193,713 additional shares of common stock were issued as a result of this stock split.

The Board also authorized on October 5, 2004, a cash dividend of $.50 per share on the Company’s 300,000 issued and outstanding shares of convertible preferred stock, representing the five percent dividend payable for the year 2004. The record and payment dates for this dividend are the same as those for the stock split as mentioned above

As of January 12, 2005 the Company’s common stock became eligible to be traded on the Over-the-Counter Bulletin Board under the trading name CYFC.

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

Stock Option Plans

	March 31,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$155	$124

Pro forma earnings per common share, based on SFAS No. 123	$.13	$.11

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.09	$.08

Future Accounting Considerations

As discussed in Note 6, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments in December 2004.

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

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. At March 31, 2005 and December 31, 2004, the Bank was involved in litigation over a correspondent loan relationship. The case is being vigorously defended by the Bank. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Item 2 - Change in Securities

None

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification Chief Executive Officer (302 Certification)

31.2	Certification Chief Financial Officer (302 Certification)

32	Certification pursuant to 18 U.S.C. Section 1350 (906 Certification)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

COMMUNITY FIRST FINANCIAL CORPORATION

Date: May 13, 2005	/s/ John L. Wynne
John L. Wynne
President and CEO

Date: May 13, 2005	/s/ F. F. Falls
F. F. Falls
Vice President “Chief Financial Officer”