Form 10QSB
period 2005-06-30
COMMUNITY FIRST FINANCIAL CORP
filed 2005-08-12
CIK 1176266

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to             .

Commission File Number: 000-49909

Community First Financial Corporation

(Exact name of registrant as specified in charter)

Virginia	81-0556879
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1646 Graves Mill Road

Lynchburg, Virginia 24502

(Address of principle executive office and telephone number)

(434) 386-6300

(Issuer’s telephone number)

Check whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date: 1,162,326 shares of common stock were outstanding as of July 28, 2005.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the un-audited consolidated Balance Sheet of Community First Financial Corporation as of June 30, 2005, and the related un-audited consolidated Statements of Income for the three-month and six-month periods ended June 30, 2005 and 2004, and Cash Flows for the six months ended June 30, 2005 and 2004. The consolidated Balance Sheet presented as of December 31, 2004 has been derived from the financial statements that have been audited by the Bank’s independent public accountants.

CONSOLIDATED BALANCE SHEETS

June 30, 2005 (un-audited) and December 31, 2004

(000’s Omitted Except per Share Data)

	June 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$10,787	$7,237
Interest-bearing deposits with banks	240	223
Securities available for sale	7,471	10,508
Restricted equity securities	879	886
Loans:
Loans, less unearned income	138,310	130,534
Less: allowance for loan losses	(1,351)	(1,392)

Loans, net	136,959	129,142
Premises and equipment, net	4,171	4,277
Accrued interest receivable	620	546
Other assets	3,803	3,719

Total Assets	$164,930	$156,538

LIABILITIES

Deposits:
Non-interest-bearing demand	$21,595	$17,616
Interest-bearing deposits	125,306	121,824

Total Deposits	146,901	139,440

Fed Funds Purchased	746	275
Subordinated Debt	2,500	2,500
Accrued interest payable	395	309
Other liabilities	154	166

Total Liabilities	150,696	142,690

SHAREHOLDERS’ EQUITY

Preferred stock, $10 par value: 1,000,000 shares authorized; 300,000
shares issued and outstanding at June 30, 2005 and December 31, 2004	2,971	2,971
Common stock, no par value: 10,000,000 shares authorized;
1,162,326 shares issued and outstanding at June 30, 2005 and December 31, 2004	9,650	9,650
Retained earnings	1,682	1,268
Accumulated other comprehensive income (loss)	(69)	(41)

Total Shareholders’ Equity	14,234	13,848

Total Liabilities and Shareholders’ Equity	$164,930	$156,538

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended June 30, 2005 and 2004

(un-audited)

(000’s Omitted Except Per Share Data)

	2005	2004
Interest Income:

Interest and fees on loans	$2,324	$2,095
Investment securities	73	63
Federal funds sold	4	6
Other interest income	2	-0	-

Total interest income	2,403	2,164

Interest Expense:
Federal funds purchased	14	1
Money market and Now accounts	98	107
Savings	17	74
Time deposits, $100,000 and over	186	125
Other time deposits	576	432
Other borrowed funds	35	23

Total interest expense	926	762

Net interest income	1,477	1,402
Provision for loan losses	(96)	(310)

Net interest income after provision for loan losses	1,381	1,092

Non-interest income:

Service charges on deposit accounts	72	74
Other service charges and fees	68	25
Other non-interest income	39	1

Total non-interest income	179	100

Non-interest expense:

Salaries and employee benefits	550	581
Occupancy	83	79
Equipment expense	71	91
Marketing expense	40	44
Operating supplies	44	37
Legal and professional fees	157	143
Other expenses	262	162

Total non-interest expense	1,207	1,137

Net income before income tax expense	353	55
Income tax expense	94	9

Net Income	$259	$46

Net income per common share, basic (1)	$0.22	$0.04

Net income per common share, diluted (1)	$0.16	$0.03

Weighted average common shares outstanding, basic	1,162,326	1,162,336

Weighted average common shares outstanding, diluted	1,603,596	1,557,578

(1)	Adjusted for 6 for 5 stock split on October 25, 2004

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME

For the six months ended June 30, 2005 and 2004

(un-audited)

(000’s Omitted Except Per Share Data)

	2005	2004
Interest Income:

Interest and fees on loans	$4,516	$4,195
Investment securities	152	90
Federal funds sold	8	17
Other interest income	3	-0	-

Total interest income	4,679	4,302

Interest Expense:
Federal funds purchased	26	1
Money market and Now accounts	229	281
Savings	27	75
Time deposits, $100,000 and over	348	263
Other time deposits	1,050	909
Other borrowed funds	67	47

Total interest expense	1,747	1,576

Net interest income	2,932	2,726
Provision for loan losses	(189)	(436)

Net interest income after provision for loan losses	2,743	2,290

Non-interest income:
Service charges on deposit accounts	144	144
Other service charges and fees	110	48
Other non-interest income	89	3

Total non-interest income	343	195

Non-interest expense:

Salaries and employee benefits	1,241	1,191
Occupancy	167	157
Equipment expense	147	175
Marketing expense	86	74
Operating supplies	88	79
Legal and professional fees	312	252
Other expenses	456	275

Total non-interest expense	2,497	2,203

Net income before income tax expense	589	282
Income tax expense	175	105

Net Income	$414	$177

Net income per common share, basic (1)	$0.36	$0.15

Net income per common share, diluted (1)	$0.26	$0.11

Weighted average common shares outstanding, basic	1,162,326	1,162,336

Weighted average common shares outstanding, diluted	1,613,768	1,548,958

(1)	Adjusted for 6 for 5 stock split on October 25, 2004

See accompanying notes to financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(un-audited)

(000’s Omitted Except Per Share Data)

2005	2004
Operating activities:
Net income	$414	$177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	189	436
Depreciation and amortization	148	163
Net amortization of premiums and accretion of discounts on securities	(5)	9
Increase in cash surrender value of bank-owned life insurance	(85)	-0	-
Decrease (increase) in interest receivable	(74)	(25)
Decrease (increase) in other assets	15	(180)
Increase (decrease) in interest payable	86	(63)
Net sales of loans available for sale	-0	-	202
Increase (decrease) in other liabilities	(12)	(416)

Net cash provided by (used in) operating activities	676	303

Investing activities:
Decrease (increase) in Fed funds sold	-0	-	2,146
Maturities and calls of investment securities	3,000	13,950
Purchase of investment securities	-0	-	(11,908)
Redemptions of investment securities	7	36
Net (increase) decrease in total loans	(8,006)	3,210
Purchase of premises and equipment	(42)	(322)

Net cash provided by (used in) investing activities	(5,041)	7,112

Financing activities:
Net increase (decrease) in deposits	7,461	(7,852)
Net increase in short-term borrowing	471	794

Net cash provided by (used in) financing activities	7,932	(7,058)

Increase in cash and cash equivalents	3,567	357
Cash and cash equivalents at beginning of period	7,460	7,500

Cash and cash equivalents at end of period	$11,027	$7,857

Supplemental cash flow information:

Interest paid	$1,661	$1,639

Income taxes	$169	$510

See accompanying notes to financial statements

Form 10-QSB

June 30, 2005

Notes to financial statements

1. General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2004.

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

Community First Financial Corporation is located in Lynchburg, Virginia. The accounting and reporting policies of the Company and Bank follow generally accepted accounting principles and general practices within the financial services industry.

The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions are eliminated in consolidation.

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “interest-bearing deposits with banks.”

2. Loans are summarized as follows:

($000’s)	June 30, 2005	December 31, 2004
Commercial	$21,479	$19,109
Real estate:
Construction and land development	10,652	10,513
Farmland	262	371
Residential, 1-4 families	43,044	41,566
Residential, 5 or more families	3,591	3,861
Non farm, non residential	53,261	47,898
Consumer	4,978	5,255
Other	1,244	2,150

Total loans	138,511	130,723
Net deferred fees	(201)	(189)
Allowance for loan losses	(1,351)	(1,392)

Net loans	$136,959	$129,142

3. The following represents an analysis of changes in the allowance for loan loss for the six months ended June 30, 2005 and 2004.

	June 30
	2005	2004
Balance at beginning of period	$1,392	$2,129
Provision charged to operating expense	189	436
Recoveries of loans previously charged off	7	2
Loan charge-offs	(237)	(1,218)

Balance at end of period	$1,351	$1,349

4. Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at June 30, 2005, and December 31, 2004.

($000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2005
U.S. Government Agencies	$7,255	$-0-	$(106)	$7,149
Equity Securities	322	-0-	-0-	322

Total	$7,577	$-0-	$(106)	$7,471

December 31, 2004
U.S. Government Agencies	$10,250	$-0-	$(64)	$10,186
Equity Securities	322	-0-	-0-	322

Total	$10,572	$-0-	$(64)	$10,508

Securities with amortized costs of $1,490 at June 30, 2005 were pledged to secure public deposits as required by law.

5. Deposits and other deposits

Included in deposits are certificates of deposit and other time deposits of $100,000 or more in the aggregate amount of $23.2 million and $18.9 million at June 30, 2005 and December 31, 2004 respectively.

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

Weighted average shares for computation of basic earnings per share were 1,162,326 for the three months and six months ended June 30, 2005. Weighted average shares for computation of diluted earnings per share were 1,603,596 for the three months ended June 30, 2005 and 1,613,768 for the six months ended June 30, 2005.

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

	Three Months Ended June 30,
	2005		2004
Compensation cost recognized in income for all stock-based compensation awards	$-0	-	$-0	-

Pro forma net income, based on SFAS No. 123	$259		$39

Pro forma earnings per common share, based on SFAS No. 123	$.22		$.03

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.16		$.03

	Six Months Ended June 30,
	2005		2004
Compensation cost recognized in income for all stock-based compensation awards	$-0	-	$-0	-

Pro forma net income, based on SFAS No. 123	$414		$164

Pro forma earnings per common share, based on SFAS No. 123	$.36		$.14

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.26		$.11

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)	June 30, 2005	December 31,2004
Selected Data at Period-end
Loans, net	136,959	129,142
Total securities available for sale	7,471	10,508
Total assets	164,930	156,538
Total deposits	146,901	139,440
Shareholders’ equity	14,234	13,848

Selected Data Daily Averages
Loans, net	133,586	130,749
Total securities available for sale	7,967	6,567
Total assets	158,816	155,490
Total deposits	140,133	138,790
Shareholders’ equity	14,021	13,491

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

This discussion, analysis and related financial information are presented to explain the significant factors which effected Community First Financial Corporation’s financial condition and results of operations for the three months and six months ending June 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2002.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased from $156.5 million at December 31, 2004 to $164.9 million or 5.4% at June 30, 2005. The increase was due primarily to increase in loan volume. Deposits increased to $146.9 million from $139.4 million or 5.4% during the same period. Investment securities decreased by approximately $3.0 million during the six months period primarily due to the maturity of a U.S. Agency security.

Total loans increased to $138.3 million at June 30, 2005 from $130.5 million at December 31, 2004 or 6.0% reflecting the Bank’s continuing growth strategies. The allowance for loan losses decreased to $1.351 million (0.98% of total loans) at June 30, 2005 from $1.392 million (1.07% of total loans) at December 31, 2004. Loan quality remains good. There were 12 loans in the amount of $536 thousand past due more than ninety days and eight loans totaling $1.1 million in non-accrual status at June 30, 2005. There were four loans past due more than ninety days in the amount of $301 thousand and four loans in the amount of $600 thousand in non-accrual status as of December 31, 2004. Management estimates that the loans ninety days or more past due and loans in non-accrual status will be reduced by approximately $800 thousand through reductions in principal or be paid off during the next 120 days and that no addition to the loan loss provision is required at this time.

Allowance for Loan Losses

The provision for loan losses was $189 thousand for the six months ended June 30, 2005 compared to $436 thousand or a 56.7% decrease over the same period in 2004. The Bank considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank’s portfolio. As of June 30, 2005 the ratio of the allowance for loan losses to loans, net of unearned income was 0.98%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

Net income - Net income for the three months ended June 30, 2005 was $259 thousand or $0.22 per basic weighted average share compared to $46 thousand or $0.04 per basic weighted average share for the same period last year. This increase of $213 thousand was due primarily to the increase in net interest income and mortgage fee income and decrease in the provision for loan losses.

Net interest income - Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $1.477 million for the three months of 2005 compared with $1.402 million for the three months of 2004, an increase of $75 thousand or 5.4%. Most of the increase was due to an increase in interest and fees on loans resulting from increased loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased to $179 thousand for the three months in 2005 from $100 thousand for the same period in 2004, an increase of 79.0%. The majority of this income was due to mortgage origination fees and the increase in the cash surrender value of bank-owned life insurance.

Non-interest expense – The Bank’s non-interest expense increased to $1.207 million for the three months of 2005 from $1.137 million or 6.2% for the same period in 2004. This increase was due primarily to outside expenses including legal and professional fees and the cost of compliance with the Sarbanes-Oxley Act of 2002.

Comparison of Results of Operations for the six Months Ended June 30, 2005 and 2004

Net income - Net income for the six months ended June 30, 2005 was $414 thousand or $0.36 per basic weighted average share compared to $177 thousand or $0.15 per basic weighted average share for the same period last year. This increase of $237 thousand was due primarily to the increase in net interest income and mortgage fee income and decrease in the provision for loan losses. Annualized returns on average assets and average equity for the six months of 2005 were .52% and 5.91% respectively compared to 0.23% and 2.69% for the same period in 2004.

Net interest income - Net interest income is the Bank’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $2.932 million for the six months of 2005 compared with $2.726 million for the six months of 2004, an increase of $206 thousand or 7.6%. Most of the increase was due to an increase in interest and fees on loans resulting from increased loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Bank’s non-interest income increased to $343 thousand for the six months in 2005 from $195 thousand for the same period in 2004, an increase of 75.9%. The majority of this income was due to mortgage origination fees and the increase in the cash surrender value of bank-owned life insurance.

Non-interest expense – The Bank’s non-interest expense increased to $2.497 million for the six months of 2005 from $2.203 million or 13.4% for the same period in 2004. This increase was due primarily to outside expenses including legal and professional fees and the cost of compliance with the Sarbanes-Oxley Act of 2002.

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

A summary of the Bank’s and the Company’s required and actual capital components as of June 30, 2005 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community First Bank
Total Capital (to Risk Weighted Assets)	$15,561	11.19%	$11,124	8.0%	$13,905	10.0%
Tier 1 Capital (to Risk Weighted Assets)	14,220	10.23	5,562	4.0	8,343	6.0
Tier 1 Capital (to Average Assets)	14,220	9.03	6,302	4.0	7,878	5.0

Community First Financial Corporation
Total Capital (to Risk Weighted Assets)	18,155	12.82%	$11,328	8.0%	$14,160	10.0%
Tier 1 Capital (to Risk Weighted Assets)	14,304	10.10	5,664	4.0	8,496	6.0
Tier 1 Capital (to Average Assets)	14,304	8.93	6,404	4.0	8,005	5.0

A summary of the Bank’s and the Company’s required and actual capital components as of December 31, 2004 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community First Bank
Total Capital (to Risk Weighted Assets)	$15,158	11.73%	$10,336	8.0%	$12,920	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,776	10.66	5,168	4.0	7,752	6.0
Tier 1 Capital (to Average Assets)	13,776	8.86	6,216	4.0	7,771	5.0

Community First Financial Corporation
Total Capital (to Risk Weighted Assets)	$17,782	13.49%	$10,544	8.0%	$13,180	10.0%
Tier 1 Capital (to Risk Weighted Assets)	13,890	10.54	5,272	4.0	7,908	6.0
Tier 1 Capital (to Average Assets)	13,890	8.83	6,293	4.0	7,867	5.0

There are no material commitments for capital expenditures as of June 30, 2005. In addition, there are no expected material changes in the mix or relative cost of capital resources.

GENERAL

Capital

On May 13, 2002, the Company’s shareholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company’s Board of Directors created a series of preferred stock consisting of 325,000 shares of non-cumulative, non-voting, convertible preferred stock. At June 30, 2004, the Company had sold 300,000 of those shares at a price of $10.00 per share providing capital of $3.0 million net of offering expenses.

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

FUTURE ACCOUNTING CONSIDERATIONS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will likely apply SFAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption and for options granted after the date of adoption. SFAS 123(R) will become effective for the Company in January, 2006.

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

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings. At March 31, 2005 and December 31, 2004, the Bank was involved in litigation over a correspondent loan relationship. This litigation was settled for $140,000 in May 2005. The Bank made an initial payment of $70,000 in May and a final payment of $70,000 will be made on or before September 30, 2005.

Item 2 - Change in Securities

None

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Company’s annual shareholders meeting was held May 9, 2005 at the Old City Cemetery, Lynchburg, Virginia and the following actions were approved:

Election of Directors

Class C, to serve until the 2008 Annual Meeting of Shareholders:

	FOR	PCT.	WITHHELD	PCT.	ABSTAIN	PCT.
R. Thomas Beach	716,626	99.4%	4,320	0.6%	None	0.0%
Frank C. Crist, Jr.	718,246	99.6	2,700	0.4	None	0.0
John L. Wynne	717,046	99.5	3,900	0.5	None	0.0

The following directors’ terms of office continued after the meeting:

A. C. Coleman, Jr.

T. Scott Garrett

Thomas S. Mignogna

Larry H. Redmond

Daniel P. Thornton

Appointment of Independent Auditor

Larrowe & Company, PLC, 104 Cranberry Road, Galax, Virginia was appointed the independent auditor for the year ending December 31, 2005.

FOR	PCT.	WITHHELD	PCT.	ABSTAIN	PCT.
707,423	98.1%	11,963	1.7%	1,560	0.2%

Item 5 –Other Information

None.

Item 6 - Exhibits

31.1	Certification of CEO (302 Certification)

31.2	Certification of CFO (302 Certification)

32	Certification Pursuant to 18 U.S.C. Section 1350 (906 Certifications)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

COMMUNITY FIRST FINANCIAL CORPORATION

Date: August 9, 2005	/s/ John L. Wynne
John L. Wynne
President and CEO

Date: August 9, 2005	/s/ F. F. Falls
F. F. Falls
Vice President “Chief Financial Officer”