Form 10QSB
period 2005-09-30
COMMUNITY FIRST FINANCIAL CORP
filed 2005-11-14
CIK 1176266

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(434) 386-6300

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,162,326 shares of common stock were outstanding as of November 3, 2005.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the un-audited Balance Sheet of Community First Financial Corporation as of September 30, 2005, and the related un-audited Statements of Income for the three-month and nine-month periods ended September 30, 2005 and 2004, and un-audited Statements of Cash Flows for the nine-months ended September 30, 2005 and 2004. The Consolidated Statement of Financial Condition presented as of December 31, 2004 has been derived from the financial statements that have been audited by the Company’s independent public accountants.

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 (un-audited) and December 31, 2004

(000’s Omitted Except Share Data)

	September 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$7,998	$7,237
Interest-bearing deposits with banks	245	223
Securities available for sale	7,439	10,508
Restricted equity securities	879	886
Federal funds sold	650	-0-

Loans:
Loans, less unearned income	137,515	130,534
Less: allowance for loan losses	(1,405)	(1,392)

Loans, net	136,110	129,142
Premises and equipment, net	4,099	4,277
Accrued interest receivable	660	546
Foreclosed assets	42	-0-
Other assets	3,892	3,719

Total Assets	$162,014	$156,538

LIABILITIES

Deposits:
Noninterest-bearing demand	$19,637	$17,616
Interest-bearing deposits	124,884	121,824

Total Deposits	144,521	139,440

Federal funds purchased	-0-	275
Accrued interest payable	314	309
Subordinated debt	2,500	2,500
Preferred cash dividend payable	150	-0-
Other liabilities	259	166

Total Liabilities	147,744	142,690

SHAREHOLDERS’ EQUITY

Preferred stock, Series A, 5% non-cumulative, non-voting, $10 value: 1,000,000 shares authorized; 325,000 shares issued and 300,000 shares outstanding at September 30, 2005 and December 31, 2004	2,971	2,971
Common stock, no par value: 10,000,000 shares authorized; 1,162,326 shares issued and outstanding at September 30, 2005 and December 31, 2004	9,650	9,650
Retained earnings	1,739	1,268
Accumulated other comprehensive income (loss)	(90)	(41)

Total Shareholders’ Equity	14,270	13,848

Total Liabilities and Shareholders’ Equity	$162,014	$156,538

See accompanying notes to consolidated financial statements

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended September 30, 2005 and 2004

(un-audited)

(000’s Omitted Except Share and Per Share Data)

	2005	2004
Interest Income:

Interest and fees on loans	$2,443	$2,106
Investment securities	75	77
Federal funds sold	4	10
Other interest income	1	-0-

Total interest income	2,523	2,193

Interest Expense:

Federal funds purchased	3	-0-
Money market and Now accounts	68	176
Savings	40	2
Time deposits, $100,000 and over	202	139
Other time deposits	683	419
Other borrowed funds	39	26

Total interest expense	1,035	762

Net interest income	1,488	1,431
Provision for loan losses	107	65

Net interest income after provision for loan losses	1,381	1,366

Noninterest income:

Service charges on deposit accounts	76	74
Other service charges and fees	77	31
Other noninterest income	38	2
Gain on sale of securities	-0-	158

Total noninterest income	191	265

Noninterest expense:

Salaries and employee benefits	631	539
Occupancy	79	79
Equipment expense	62	88
Marketing expense	44	49
Operating supplies	44	43
Legal and professional fees	161	148
Other expenses	253	169

Total noninterest expense	1,274	1,115

Net income before income tax expense	298	516
Income tax expense	91	170

Net income	207	346
Preferred stock dividend declared	150	150

Net income available to common shareholders	$57	$196

Net income per common share, basic	$0.05	$0.17

Net income per common share, diluted	$0.05	$0.16

Weighted average common shares outstanding	1,162,326	1,162,326

Weighted average common shares outstanding, dilutive	1,237,328	1,198,208

See accompanying notes to consolidated financial statements

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the nine months ended September 30, 2005 and 2004

(un-audited)

(000’s Omitted Except Share and Per Share Data)

	2005	2004
Interest Income:

Interest and fees on loans	$6,959	$6,301
Investment securities	227	167
Federal funds sold	12	27
Other interest income	4	-0-

Total interest income	7,202	6,495

Interest Expense:

Federal funds purchased	29	1
Money market and Now accounts	297	529
Savings	67	5
Time deposits, $100,000 and over	550	402
Other time deposits	1,733	1,328
Other borrowed funds	106	73

Total interest expense	2,782	2,338

Net interest income	4,420	4,157
Provision for loan losses	296	501

Net interest income after provision for loan losses	4,124	3,656

Noninterest income:

Service charges on deposit accounts	220	218
Other service charges and fees	187	79
Other noninterest income	127	6
Gain on sale of securities	-0-	158

Total noninterest income	534	461

Noninterest expense:

Salaries and employee benefits	1,872	1,731
Occupancy	246	236
Equipment expense	209	263
Marketing expense	130	123
Operating supplies	132	122
Legal and professional fees	473	400
Other expenses	709	443

Total noninterest expense	3,771	3,318

Net income before income tax expense	887	799
Income tax expense	266	276

Net income	621	523
Preferred stock dividend declared	150	150

Net income available to common shareholders	$471	$373

Net income per common share, basic	$0.41	$0.32

Net income per common share, diluted	$0.38	$0.31

Weighted average common shares outstanding	1,162,326	1,162,326

Weighted average common shares outstanding, dilutive	1,248,288	1,192,042

See accompanying notes to consolidated financial statements

COMMUNITY FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(un-audited)

(000’s Omitted)

	2005	2004
Operating activities:
Net income	$621	$523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	296	501
Depreciation and amortization	222	244
Net amortization of premiums and accretion of discounts on securities	(5)	(9)
Net realized (gains) losses on investments	-0-	(158)
Net (gains) losses on sales of premises and equipment	(5)	-0-
Decrease (increase) loans available for sale	-0-	202
Increase in cash surrender value of bank-owned life insurance	(121)	-0-
Decrease (increase) in accrued income	(114)	(71)
Decrease (increase) in other assets	(27)	(79)
Increase (decrease) in accrued interest payable	5	(49)
Increase (decrease) in other liabilities	93	(141)

Net cash provided by (used in) operating activities	965	963

Investing activities:
Decrease (increase) in federal funds sold	(650)	(1,095)
Maturities and calls of investment securities	3,000	14,032
Redemption of investment securities	7	36
Proceeds from sale of investment securities	-0-	508
Purchase of investment securities	-0-	(12,016)
Net decrease (increase) in total loans	(7,306)	4,366
Proceeds from sales of premises and equipment	7	-0-
Purchase of premises and equipment	(46)	(341)

Net cash provided by (used in) investing activities	(4,988)	5,490

Financing activities:
Net increase (decrease) in deposits	5,081	(7,124)
Net increase (decrease) in federal funds purchased	(275)	-0-

Net cash provided by (used in) financing activities	4,806	(7,124)

Increase (decrease) in cash and cash equivalents	783	(671)

Cash and cash equivalents at beginning of period	7,460	7,500

Cash and cash equivalents at end of period	$8,243	$6,829

Supplemental cash flow information:
Interest paid	$2,777	$2,387

Income taxes	$169	$510

Non-cash investing and financing activities:
Loans transferred to foreclosed assets	$42	$-0-

Preferred stock dividend declared	$150	$150

See accompanying notes to consolidated financial statements

Community First Financial Corporation

Form 10-QSB

September 30, 2005

Notes to Consolidated Financial Statements

1. General

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In management’s opinion, the financial information, which is un-audited, reflects all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the nine month period ended September 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year. The statements should be read in conjunction with the Company’s audited Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest-bearing deposits with banks.”

2. Loans are summarized as follows:

	September 30, 2005	December 31, 2004
Commercial	$21,440	$19,109
Real estate:
Construction and land development	9,657	10,513
Farmland	347	371
Residential, 1-4 families	44,141	41,566
Residential, 5 or more families	3,221	3,861
Non farm, non residential	52,553	47,898
Consumer	5,045	5,255
Other	1,322	2,150

Total loans	137,726	130,723

Net deferred fees	(211)	(189)
Allowance for loan losses	(1,405)	(1,392)

Net loans	$136,110	$129,142

3. The following represents an analysis of changes in the allowance for loan loss for the nine months ended September 30, 2005 and 2004.

	September 30
	2005	2004
Balance at beginning of period	$1,392	$2,129
Provision charged to operating expense	296	501
Recoveries of loans previously charged off	28	3
Loan charge-offs	(311)	(1,239)

Balance at end of period	$1,405	$1,394

4. Securities Available For Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 2005, and December 31, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2005
U.S. Government Agencies	$7,255	$-0-	$(138)	$7,117
Equity Securities	322	-0-	-0-	322

Total	$7,577	$-0-	$(138)	$7,439

December 31, 2004
U.S. Government Agencies	$10,250	$-0-	$(64)	$10,186
Equity Securities	322	-0-	-0-	322

Total	$10,572	$-0-	$(64)	$10,508

Securities with amortized costs of $1,490 at September 30, 2005 were pledged to secure public deposits as required by law.

5. Deposits

Included in deposits are certificates of deposit and other time deposits of $100,000 or more in the aggregate amount of $21.5 million and $18.9 million at September 30, 2005 and December 31, 2004 respectively.

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

Weighted average shares for computation of basic earnings per share were 1,162,326 for the three months and nine months ended September 30, 2005. Weighted average shares for computation of diluted earnings per share were 1,237,328 and 1,248,288 for the three months and nine months ended September 30, 2005.

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

	Three Months Ended September 30,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$57	$189

Pro forma earnings per common share, based on SFAS No. 123	$.05	$.16

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.05	$.16

	Nine Months Ended September 30,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$471	$353

Pro forma earnings per common share, based on SFAS No. 123	$.41	$.30

Pro forma earnings per fully dilutive common share, based on SFAS No. 123	$.38	$.30

8. Subsequent Events

The Company’s Board of Directors authorized on September 22, 2005, a cash dividend of $.50 per share on the Company’s 300,000 issued and outstanding shares of convertible preferred stock, representing the five percent dividend payable for the year 2005. The dividend was payable on October 28, 2005 to shareholders as of the record date of October 14, 2005.

On October 18, 2005, the Company’s Board of Directors entered into a definitive agreement with American National Bankshares Inc., pursuant to which American National Bankshares Inc. will acquire Community First Financial Corporation. The agreement provides that shareholders of Community First will have the right to receive either 0.9219 shares of American National common stock or $21.00 in cash, for each share of Community First common stock. Each preferred stock shareholder of Community First will have the right to receive either 1.1063 shares of American National common stock or $25.20 in cash for each share of Community First preferred stock. Per the agreement, cash consideration is limited to 50 percent of the total consideration. The total transaction value is estimated to be $33.9 million. The companies plan for the merger to be effective on or before March 31, 2006.

Community First Financial Corporation

Selected Balance Sheet Data

($000’s)	September 30, 2005	December 31, 2004
Selected Data at Period-end
Loans, net	136,110	129,142
Total securities available for sale	7,439	10,508
Total assets	162,014	156,538
Total deposits	144,521	139,440
Stockholders’ equity	14,270	13,848

Selected Data Daily Averages
Loans, net	134,536	130,749
Total securities available for sale	7,792	6,567
Total assets	159,661	155,490
Total deposits	141,259	138,790
Stockholders’ equity	14,130	13,491

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

This discussion, analysis and related financial information are presented to explain the significant factors which effected Community First Financial Corporation’s financial condition and results of operations for the nine months ending September 30, 2005 and 2004. This discussion should be read in conjunction with the audited financial statements and related notes.

Community First Bank is a Virginia state chartered Bank, and is located in Lynchburg, Virginia. The Bank began operations on October 14, 1999. Community First Financial Corporation acquired all outstanding shares of Community First Bank on July 1, 2002.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets increased from $156.5 million at December 31, 2004 to $162.0 million or 3.5% at September 30, 2005. The increase was due primarily to an increase in loan volume. Deposits increased to $144.5 million from $139.4 million or 3.6% during the same period. Investment securities decreased by approximately $3.1 million during the nine-month period, primarily due to the maturity of a U.S. Agency security.

Total loans increased to $137.5 million from $130.5 million or 5.4% reflecting the Company’s continuing market growth. The allowance for loan losses increased to $1.405 million (1.02% of total loans) at September 30, 2005 from $1.392 million (1.07% of total loans) at December 31, 2004. Loan quality remains good. Nine loans in the amount of $355 thousand were past due more than ninety days and five loans in the amount of $648 thousand were in non-accrual status at September 30, 2005. There were four loans past due more than ninety days in the amount of $301 thousand and four loans in the amount of $600 thousand in non-accrual status as of December 31, 2004.

Allowance for Loan Losses and Non-performing Assets

The provision for loan losses was $296 thousand for the nine months ended September 30, 2005 compared to $501 thousand or a 40.9% decrease over the same period in 2004. The Company considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to insure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Company’s portfolio. As of September 30, 2005 the ratio of the allowance for loan losses to loans, net of unearned income was 1.02%. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an internal part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their judgment about information available at the time of their examination.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

Net income - Net income available to common shareholders for the three months ended September 30, 2005 was $57 thousand or $0.05 per share compared to $196 thousand or $0.17 per share for the same period last year. This decrease of $139 thousand was due primarily to a sale of equity securities that occurred during the third quarter of 2004.

Net interest income - Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $1.488 million in the three months of 2005 compared with $1.431 million for the three months of 2004, an increase of $57 thousand or 4.0%. Most of the increase was due to an increase in interest and fees on loans resulting from increased loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company’s non-interest income decreased to $191 thousand for the three months in 2005 from $265 thousand for the same period in 2004, a decrease of 27.9%. The majority of this decrease in income was due to the amount of a gain on sale of securities in the third quarter of 2004.

Non-interest expense – The Company’s non-interest expense increased from $1.115 million for the three months of 2004 to 1.274 million or 14.3% for the same period in 2005. This increase was due primarily to increases in salaries and employee benefits, legal costs, professional fees and other operating expenses.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Net income - Net income available to common shareholders for the nine months ended September 30, 2005 was $471 thousand or $0.41 per share compared to $373 thousand or $0.32 per share for the same period last year. This increase of $98 thousand was due primarily to the increase in net interest income and mortgage fee income. Annualized returns on average assets and average equity for the nine months of 2005 were .52% and 5.86% respectively compared to 0.42% and 5.34% for the same period in 2004.

Net interest income - Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income before the provision for loan losses was $4.420 million for the nine months of 2005 compared with $4.157 million for the nine months of 2004, an increase of $263 thousand or 6.3%. Most of the increase was due to an increase in interest and fees on loans resulting from increased loan volume.

Non-interest income – Non-interest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company’s non-interest income increased to $534 thousand for the nine months in 2005 from $461 thousand for the same period in 2004, an increase of 15.8%. The majority of this increase is due to the net increase in mortgage fee income and the increase in the cash surrender value of bank-owned life insurance from 2004 to 2005 less the amount of gain on the sale of equity securities that occurred in the third quarter of 2004.

Non-interest expense – The Company’s non-interest expense increased from $3.318 million for the nine months of 2004 to 3.771 million or 13.7% for the same period in 2005. This increase was due primarily to increases in salaries and employee benefits, legal costs, professional fees and other operating expenses.

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

A summary of the Company’s required and actual capital components as of September 30, 2005 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community First Bank
Total Capital (to Risk Weighted Assets)	$15,847	11.39%	$11,128	8.00%	$13,911	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14,452	10.39	5,564	4.00	8,346	6.00
Tier 1 Capital (to Average Assets)	14,452	9.10	6,354	4.00	7,942	5.00

Community First Financial Corporation
Total Capital (to Risk Weighted Assets)	$18,265	12.92%	$11,311	8.00%	$14,139	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14,360	10.16	5,656	4.00	8,483	6.00
Tier 1 Capital (to Average Assets)	14,360	9.04	6,354	4.00	7,942	5.00

A summary of the Company’s required and actual capital components as of December 31, 2004 follows (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Community First Bank
Total Capital (to Risk Weighted Assets)	$15,158	11.73%	$10,336	8.00%	$12,920	10.00%
Tier 1 Capital (to Risk Weighted Assets)	13,776	10.66	5,168	4.00	7,752	6.00
Tier 1 Capital (to Average Assets)	13,776	8.86	6,216	4.00	7,771	5.00

Community First Financial Corporation
Total Capital (to Risk Weighted Assets)	$17,782	13.49%	$10,544	8.00%	$13,180	10.00%
Tier 1 Capital (to Risk Weighted Assets)	13,890	10.54	5,272	4.00	7,908	6.00
Tier 1 Capital (to Average Assets)	13,890	8.83	6,293	4.00	7,867	5.00

There are no material commitments for capital expenditures as of September 30, 2005. In addition, there are no expected material changes in the mix or relative cost of capital resources.

GENERAL

Capital

On May 13, 2002, the Company’s stockholders approved an amendment to its articles of incorporation, which authorized the Company to issue up to 1,000,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company’s Board of Directors created a series of preferred stock consisting of 325,000 shares of non-cumulative, non-voting, convertible preferred stock. At September 30, 2005, the Company had sold 300,000 of those shares at a price of $10.00 per share providing capital of $3,000,000 net of offering expenses.

On October 5, 2004, the Company’s Board of Directors authorized a six for five stock split with respect to its issued and outstanding common stock, in the form of a stock dividend. Shareholders as of the record date, October 15, 2004, received one additional share of common stock for every five shares they owned on that date, with cash to be paid for any resulting fractional shares based on $13.00 per share. The dividend was payable as of October 25, 2004.

The Board also authorized on October 5, 2004, a cash dividend of $.50 per share on the Company’s 300,000 issued and outstanding shares of convertible preferred stock, representing the five percent dividend payable for the year 2004. The record and payment dates for this dividend are the same as those for the stock split as mentioned above.

The Board authorized on September 22, 2005, a second cash dividend of $.50 per share on the Company’s 300,000 issued and outstanding shares of convertible preferred stock, representing the five percent dividend payable for the year 2005. The dividend was payable on October 28, 2005 to shareholders as of the record date of October 14, 2005.

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

Future Accounting Considerations

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will likely apply SFAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption and for options granted after the date of adoption. SFAS 123(R) will become effective for the Company in January, 2006

ITEM 3. CONTROLS AND PROCEDURES

As reported on Form 8-K dated September 20, 2005, Mr. John L. Wynne resigned as President and Chief Executive Officer of the Company effective September 20, 2005. The Company’s Board of Directors elected Dr. Frank C. Crist, Jr., Chairman, as Chief Executive Officer and Mr. F.F. “Bucky” Falls as President, effective September 20, 2005. Mr. T. Clay Davis was named Chief Financial Officer on that same date.

The Company’s President and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. There were no other changes (except for the changes in the principal executive officer and principal financial officer noted above) in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable

Item 2 - Change in Securities

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

See Note 8 “Subsequent Events” that describes the definitive agreement between Community First Financial Corporation and American National Bankshares Inc. pursuant to which American National Bankshares Inc. will acquire Community First Financial Corporation. A copy of the Definitive Agreement and Plan of Merger was filed with Form 8-K dated October 18, 2005.

Item 6 - Exhibits

31.1 – Certification of CEO (302 Certification)

31.2 – Certification of CFO (302 Certification)

32 – Certification Pursuant to 18 U.S.C Section 1350 (906 Certification)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized officers.

COMMUNITY FIRST FINANCIAL CORPORATION

Date: November 11, 2005	/s/ F. F. Falls
F. F. Falls
President

Date: November 11, 2005	/s/ T. Clay Davis
T. Clay Davis
Chief Financial Officer