Form 10KSB
period 2005-12-31
COMMUNITY FIRST FINANCIAL CORP
filed 2006-03-31
CIK 1176266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year $10,527,775

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $23,827,683.00 based on $20.50 per share as of February 6, 2006.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,180,326 shares outstanding as of March 7, 2006.

Documents incorporated by reference. (1) Portions of the Annual Report to Shareholders for the year ended December 31, 2005 are incorporated into Part II, Item 5 through 7

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

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

On October 18, 2005, the Corporation’s Board of Directors announced that it had entered into a definitive agreement with American National Bankshares Inc., pursuant to which American National will acquire Community First Financial Corporation. The agreement provides that shareholders of Community First will have the right to receive either 0.9219 shares of American National common stock or $21.00 in cash, for each share of Community First common stock. Each preferred stock shareholder of Community First will have the right to receive either 1.1063 shares of American National common stock or $25.50 in cash, for each share of Community First preferred stock. Per the agreement, cash consideration is limited to 50 percent of the total consideration. The total transaction value is estimated to be $33.9 million. The shareholders of Community First will vote on the merger at a special meeting on March 27, 2006. Completion of the merger will require the approval of more than two-thirds of the outstanding shares of Community First common stock and Series A preferred stock. Pending approval, the merger is expected to take effect on or about April 1, 2006.

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

Market Area

The Bank’s market area consists of Amherst, Bedford, Campbell and Nelson Counties and the City of Lynchburg. The Bank’s primary service area is Bedford County and the city of Lynchburg. The population of the Lynchburg metropolitan statistical area was an estimated 232,538 people as of July 1, 2004.

Employees

As of December 31, 2005, the Bank had 45 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

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

Competition

The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the metropolitan Lynchburg market area and elsewhere. Many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors may have certain advantages over the Bank in providing certain services.

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

Regulation

The Company is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended, including the filing of periodic reports with the Securities and Exchange Commission (“SEC”). As an Exchange Act reporting company the Company is also subject to many provisions of the Sarbanes-Oxley Act of 2002 which is aimed at improving corporate governance, public reporting and company performance. The company is also required to implement rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) which was authorized under the Sarbanes-Oxley Act.

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

The minimum requirement for the ratio of total capital risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 and total capital to risk-weighted asset ratio of the Bank as of December 31, 2005 were 10.49% and 11.47%, respectively, exceeding the minimums required. The consolidated sum of Tier 1 and total capital to risk-weighted asset ratio of the Corporation as of December 31, 2005 were 10.21% and 12.92%, respectively, exceeding the minimums required

The FRB also has adopted regulations, which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3%. The FRB has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets. The Leverage ratio of the Bank as of December 31, 2005 was 9.31%, well above the minimum requirement. The consolidated Leverage ratio of the Corporation as of December 31, 2005 was 9.06%, also well above the minimum requirement.

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

As an institution with deposits insured by the Bank Insurance Fund (“BIF”), the Bank also is subject to insurance assessments imposed by the FDIC. In September 1995, the BIF met its target reserve level and consequently, effective January 1996, the FDIC revised its risk-based assessment schedule, imposing assessments ranging from 0.0% (subject to an annual minimum of $2,000) to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered “well capitalized”, “adequately capitalized” or “undercapitalized”, as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The Bank was subject to a deposit insurance assessment, of $60,536 in fiscal 2005.

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among other provisions, the Funds Act (i) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund (“SAIF”) at its statutory required reserve ratio of 1.25% of insurable deposits, (ii) exempts certain depository institutions with SAIF-assessable deposits that meet any of several specified criteria from paying the special assessment and (iii) authorizes the Financing Corporation (“FICO”) to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the fourth quarter of 2005 were set at 1.34% (per $100) annually for BIF-Assessable deposits and 1.34% (per $100) annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for BIF and the SAIF. By federal law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged. As the Bank’s deposits are insured by the BIF, the Funds Act is not expected to significantly impact the Bank’s financial condition and results of operation in the foreseeable future.

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

Gramm-Leach-Bliley Act. The Company is a financial holding company within the meaning of the Federal Gramm-Leach-Bliley Act (the “GLB Act”). The GLB Act was adopted by Congress during 1999 and has dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

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

The GLB Act has expanded opportunities for Community First to provide other services and obtain other revenues in the future but, at present, it has not had a significant effect on our operations as they are presently conducted. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

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

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of a business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

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

Between the date of issuance and January 12, 2005 (when the stock became eligible to be traded on the Over-the-Counter Bulletin Board), to the knowledge of management, the common stock traded at a low of $10.00, and a high of $13.00. From January 12, 2005 and through March 31, 2005, trades were at a low of $13.00 and a high of $22.00. Low and high prices of trades were $12.00 and $17.00, $12.00 and $15.00, and $14.50 and $20.75 for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

There were approximately 991 holders of record of Community First common stock as of December 31, 2005.

CFFC has not yet paid any cash dividends on its common stock. CFFC is a holding company, and its main source of revenue is dividends it receives from Community First Bank. Therefore, CFFC’s ability to pay dividends to its shareholders is subject to receiving dividends from Community First Bank. Community First Bank’s ability to pay dividends to CFFC will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements that apply to Virginia banks, and other factors. Also, dividends by Community First Bank are subject to various laws and regulatory restrictions, including the requirement that its capital be maintained at certain levels and that it only pay dividends from its retained earnings.

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

On August 15, 2002, CFFC issued 325,000 shares of its Series A preferred Stock for cash in a limited offering. Through December 31, 2002, the company had sold an aggregate of 265,100 shares of these shares at a price of $10.00 per share. In 2003 an additional 34,900 shares were sold. CFFC paid no underwriting discounts or commissions in connection with the sale. The shares were sold only to persons who were “accredited investors” as defined in the Securities and Exchange Commission’s Rule 501 (a). Each share is convertible into 1.2 shares of CFFC’s common stock at any time following two years after it is issued at the option of the holder of that share and, under certain circumstances, each share is convertible at the same rate at the option of CFFC. The full terms and conditions of such conversion are set forth in CFFC’s Private Placement Memorandum. The shares of Series A Preferred Stock were offered and sold without registration under the 1933 Act pursuant to the exemption from registration provided by Rule 506 of the 1933 Act.

The Board of Directors of the Corporation declared cash dividends in the amount of $.50 per outstanding share of convertible preferred stock in October 2004 and October 2005. The total amount of the preferred stock dividend was $150,000 for 2004 and 2005. These represent the five percent dividend payable for those years. No preferred stock dividends were paid in prior years.

On October 18, 2005, the Corporation’s Board of Directors announced that it had entered into a definitive agreement with American National Bankshares Inc., pursuant to which American National will acquire Community First Financial Corporation. The agreement provides that shareholders of Community First will have the right to receive either 0.9219 shares of American National common stock or $21.00 in cash, for each share of Community First common stock. Each preferred stock shareholder of Community First will have the right to receive either 1.1063 shares of American National common stock or $25.50 in cash, for each share of Community First preferred stock. Per the agreement, cash consideration is limited to 50 percent of the total consideration. The total transaction value is estimated to be $33.9 million. The shareholders of Community First will vote on the merger at a special meeting on March 27, 2006. Completion of the merger will require the approval of more than two-thirds of the outstanding shares of Community First common stock and Series A preferred stock. Pending approval, the merger is expected to take effect on or about April 1, 2006.

ITEM 6. Management’s Discussion and Analysis or Plan of Operations

This information is incorporated herein by reference from pages 62 through 65 of the 2005 Annual Report.

Statistical Information

The following statistical information is furnished pursuant to the requirements of Guide 3 promulgated under the Securities Act of 1933.

Amounts in tables are in thousands.

TABLE 1

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

The following table depicts bank interest income on earnings assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.

	Average Balance	2005 Interest Income/ Expense	Average Yield/ Rate	Average Balance	2004 Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-bearing deposits with banks	$240	$7	2.92%	$67	$1	1.07%
Investment securities	8,580	299	3.48	7,602	243	3.19
Total loans (1)	136,347	9,473	6.95	132,278	8,463	6.40

Federal funds sold	579	18	3.11	3,755	49	1.30

Total earning assets	145,746	$9,797	6.72	143,702	$8,756	6.09

Less: allowance for loan losses	(1,386)			(1,528)

Total non-earning assets	15,688			13,317

Total Assets	$160,048			$155,491

Liabilities & Equity
Interest-bearing deposits:
NOW	$20,502	$242	1.18%	$35,435	$553	1.56%
Savings	4,826	112	2.32	1,631	7	0.46
Money market	8,897	117	1.32	10,700	141	1.31
Time deposits >$100,000	20,783	760	3.66	18,522	556	3.00
Other time	68,260	2,427	3.56	57,881	1,775	3.07

Total interest-bearing deposits	123,268	3,658	2.97	124,169	3,032	2.44

Other borrowings	3,547	184	5.19	2,571	104	4.05

Total interest bearing liabilities	126,815	3,842	3.03	126,740	3,136	2.47

Noninterest-bearing liabilities:
Demand deposits	18,415			14,622
Other liabilities	608			638

Total Liabilities	145,838			142,000

Stockholders’ equity	14,210			13,491

Total Liabilities & Equity	$160,048			$155,491

Net interest Income		$5,955			$5,620

Interest rate spread (2)			3.69%			3.62%
Interest expense as a percent of average earning assets			2.64%			2.18%
Net Interest margin (3)			4.09%			3.91%

(1)	Nonaccruing loans are included in average loans outstanding
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities
(3)	Net interest margin is net interest income expressed as a percentage of average earning assets

TABLE 1—CONTINUED

AVERAGE BALANCE, INCOME AND EXPENSE, YIELD RATES

	Average Balance	2003 Interest Income/Expense	Average Yield/ Rate
Assets:
Investment securities	$4,291	$139	3.24%
Total loans (1)	141,932	9,129	6.43

Federal funds sold	3,786	38	1.00

Total earning assets	150,009	$9,306	6.20

Less: allowance for loan losses	(1,599)
Total non-earning assets	9,964

Total Assets	$158,374

Liabilities & Equity
Interest-bearing deposits:
NOW	$29,536	$598	2.02%
Savings	1,152	8	0.69
Money market	10,038	163	1.62
Time deposits >$100,000	21,864	701	3.21
Other time	68,863	2,373	3.45

Total interest-bearing deposits	131,453	3,843	2.92

Short-term borrowings	1,270	37	2.91

Total interest bearing liabilities	132,723	3,880	2.92

Noninterest-bearing liabilities:
Demand deposits	13,039
Other liabilities	600

Total Liabilities	146,362

Stockholders’ equity	12,012

Total Liabilities & Equity	$158,374

Net interest Income		$5,426

Interest rate spread (2)			3.28%
Interest expense as a percent of average earning assets			2.59%
Net Interest margin (3)			3.62%

(1)	Nonaccruing loans are included in average loans outstanding
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities
(3)	Net interest margin is net interest income expressed as a percentage of average earning assets

TABLE 2

VOLUME AND RATE ANALYSIS

The following table describes the impact on the company’s interest income and interest expense resulting from changes in average balances and average rates over the period indicated. The changes in interest due to both volume and rate have been allocated to each equally.

	Years Ended December 31, 2005/2004			Years Ended December 31, 2004/2003
	Increase (decrease) due to Average Balance	Increase (decrease) Change in Average Rate	Total or net increase (decrease)	Increase (decrease) due to Average Balance	Increase (decrease) change in Average Rate	Total or net increase (decrease)
Interest-earning assets:
Interest-bearing deposits with banks	$5	$1	$6	$1	$—	$1
Taxable securities	34	22	56	106	(2)	104
Federal funds sold and securities purchased under resale agreements	(99)	68	(31)	—	11	11
Totals loans (net of unearned)	283	727	1,010	(619)	(47)	(666)

Income on interest-earning assets	223	818	1,041	(512)	(38)	(550)

Interest-bearing liabilities:
Interest-bearing demand deposits (NOW accounts)	$(176)	$(135)	$(311)	$92	$(137)	$(45)
Money market deposits	(24)	(—)	(24)	9	(31)	(22)
Savings deposits	74	31	105	2	(3)	(1)
Certificates of deposit of $100,000 & over	83	121	204	(100)	(45)	(145)
Other time deposits	369	283	652	(337)	(261)	(598)
Federal funds purchased, securities sold under repurchase agreements, subordinated debt	51	29	80	53	14	67

Expense of interest-bearing liabilities	377	329	706	(281)	(463)	(744)

Net change in net interest income	(154)	489	335	(231)	425	194

TABLE 3

SECURITIES HELD FOR RESALE AND INVESTMENT

MATURITY DISTRIBUTION AND AVERAGE YIELD

Book Value of Investments

	December 31,
	2005	2004
Securities Available for Sale:

Fair Value:
U.S. Government Agencies and Corporations	$7,093	$10,186
Equity Securities	322	322

	$7,415	$10,508

Maturities of Investments at December 31, 2005

	Amortized Cost	Fair Market Value	Weighted Average Yield
Within one year	$2,000	$1,965	2.66%
After one year to five years	5,255	5,128	3.08%
After five years through ten years	0	0	0

	$7,255	$7,093	2.97%

Other than U.S. Government Agencies, the Bank held no issues that exceeded 10% of Shareholder’s Equity at December 31, 2005.

TABLE 4

LOAN PORTFOLIO AND MATURITY SCHEDULE OF SELECTED LOANS

	December 31,
	2005	2004
Commercial	$20,506	$19,109
Real Estate:
Mortgage	101,790	93,696
Construction	10,699	10,513
Consumer and other	5,645	7,405

	138,640	130,723
Net deferred loan fees	(220)	(189)
Allowance for loan losses	(1,386)	(1,392)

Loans, net	$137,034	$129,142

The following table presents the maturities of loans for the Bank. Maturities of loans are not readily available by loan category.

December 31, 2005
Aggregate Maturities of Loan balances which are due:
Within one year	$57,927
Over one year through five years	63,806
Over five years	16,687

Total Loans	$138,420

There were no restructured loans at December 31, 2005 and December 31, 2004. The Bank had $680,641 and $901,519 in non-performing loans, repossessed or foreclosed properties at December 31, 2005 and 2004, respectively.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. This information is incorporated by reference in this report from note 16 on pages 54 and 55 of the 2005 Annual Report to Stockholders.

The Bank also has certain concentrations of credit risk. This information is incorporated by reference in this report from note 16 on page 55 of the 2005 Annual Report to Stockholders.

TABLE 5

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

The following table shows the Bank’s loan loss and recovery experience for the past three years.

The Bank tries to maintain an allowance for loan losses that represents an estimate of all losses in the Bank’s loan portfolio. To achieve this goal, the loan loss provision must be sufficient to cover charged off loans plus growth in the loan portfolio. The loan loss provision is a charge against earnings necessary to maintain the allowance for loan losses at management’s targeted level. In considering the provision for loan loss, an evaluation of the loan portfolio is conducted. Loans in non-accrual status and loans past due over ninety days are considered in this evaluation as well as other loans the Bank feels may be a potential loss. The status of non-accrual and past due loans varies from quarter to quarter based on seasonality and cash flow of customers.

	2005	2004	2003
Balance beginning of period	$1,392	$2,129	$1,302
Loans charged off:	(497)	(1,230)	(83)

Recoveries	89	8	7

Net loans charged off	(408)	(1,222)	(76)

Provision for loan losses	402	485	903

Balance end of period	$1,386	$1,392	$2,129

Net charge-offs to Average loans	0.30%	0.92%	0.05%

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

	December 31, 2005		December 31, 2004
	Allowance	Percentage of loans in each category to total loans	Allowance	Percentage of loans in each category to total loans
Commercial	$205	14.79%	$203	14.62%
Real Estate Mortgage	1,017	73.42	998	71.68
Real Estate Construction	107	7.72	112	8.04
Consumer	57	4.07	79	5.66

Total	$1,386	100.00%	$1,392	100.00%

TABLE 7

DEPOSITS

The average balance and rates for certain categories of deposits for the last three years are shown in the following table.

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$18,415		$14,622		$13,039
Interest-bearing deposits:
Now	20,502	1.18%	35,435	1.56%	29,536	2.02%
Savings	4,826	2.32%	1,631.46%		1,152.69%
Money market	8,897	1.32%	10,700	1.31%	10,038	1.62%
Time deposits >$100,000	20,783	3.66%	18,522	3.00%	21,864	3.21%
Other time	68,260	3.56%	57,881	3.07%	68,863	3.45%

Total interest-bearing deposits	123,268	2.97%	124,169	2.44%	131,453	2.92%

Total deposits	$141,683		$138,791		$144,492

Maturities of CD’s >$100,000 at

December 31, 2005

	Amount	Percent
Three months or less	$2,584	12.02%
Over three months to twelve months	8,134	37.83%
One year through five years	10,783	50.15%
Over five years	—	0.00%

Total	$21,501	100.00%

TABLE 8

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average stockholders’ equity and certain other ratios for the periods indicated are as follows:

	2005	2004	2003
Return on average assets	.55%	.55%	.64%
Return on average equity	6.24%	6.38%	8.46%

Average equity to average assets	8.88%	8.68%	7.58%
Dividend payout ratio on common stock	0.00%	0.00%	0.00%

TABLE 9

INTEREST SENSITIVITY ANALYSIS

Static Gap Schedule

(in thousands)

	Floating	0-3 Months	3-12 Months	1-3 Years	3-5 Years	5-15 Years	> 15 Years	TOTAL
Assets

Loans	$54,948	$14,051	$27,632	$22,852	$9,229	$7,851	$1,857	$138,420
Int -bearing Bank Deposits	0	0	250	0	0	0	0	250
Fed Funds	0	0	0	0	0	0	0	0
Investments	0	0	1,965	5,128	0	0	0	7,093
Totals	$54,948	$14,051	$29,847	$27,980	$9,229	$7,851	$1,857	$145,763

Liabilities

Interest-bearing
Transaction accounts	$7,918	$0	$0	$5,973	$0	$0	$0	$13,891
Money market/Savings	5,568	0	0	8,012	0	0	0	13,580
Certificates<$100M	0	15,700	28,886	20,962	5,722	0	0	71,270
Certificates>$100M	0	2,584	8,134	7,023	3,760	0	0	21,501
Subordinated Debt	0	0	0	0	0	2,500	0	2,500
Fed Funds	5,878	0	0	0	0	0	0	5,878
Totals	$19,364	$18,284	$37,020	$41,970	$9,482	$2,500	$0	$128,620

Gap	$35,584	$(4,233)	$(7,173)	$(13,990)	$(253)	$5,351	$1,857	$17,143

Cumulative Gap	$35,584	$31,351	$24,178	$10,188	$9,935	$15,286	$17,143	$17,143

Cumulative Gap/EA	24.41%	21.51%	16.59%	6.99%	6.82%	10.49%	11.76%	11.76%

Cumulative RSA/RSL	2.84%	1.83%	1.32%	1.09%	1.08%	1.12%	1.13%	1.13%

TABLE 10

COMMUNITY FIRST FINANCIAL CORPORATION

Selected Historical Financial Information

(In Thousands, Except Shares and Per Share Data and Ratios)

	Years Ended December 31,
	2005	2004	2003	2002	2001
STATEMENT OF INCOME DATA:
Total interest income	$9,797	8,756	9,306	7,347	5,578
Total interest expense	3,842	3,136	3,881	3,534	3,069
Net interest income	5,955	5,620	5,425	3,813	2,509
Provision for loan losses	402	485	903	785	359
Total non-interest income	730	580	1,018	626	263
Total non-interest expense	5,007	4,401	4,230	3,303	2,298
Income tax expense	389	453	294	—	—
Net income (loss)	887	861	1,016	351	115
Preferred stock dividends	150	150	—	—	—
Net income (loss) available to common shareholders	737	711	1,016	351	115

PER SHARE DATA (re-stated for 6 for 5 stock split in 2004):
Net income	$.63	.61	.87	.30	.10
Net income – assuming dilution	$.55	.55	.66	.29	.10
Cash dividend	$0.00	0.00	0.00	0.00	0.00
Stock Dividend	0	20%	0	0	0
Book Value	$10.03	9.39	8.78	7.91	7.61

BALANCE SHEET DATA:
Federal funds sold under resale agreements	$0.00	0.00	0.00	0.00	0.00
Securities available-for-sale	7,415	10,508	9,914	3,863	3,993
Securities held-to-maturity	0.00	0.00	0.00	0.00	0.00
Loans, net	137,035	129,142	133,605	120,631	75,622
Total assets	162,480	156,538	159,899	139,752	86,615
Total deposits	138,952	139,440	143,267	122,498	74,392
Total stockholders’ equity	14,520	13,848	13,176	11,815	8,839

SELECTED RATIOS:
Return on average assets	.55%	.55%	.64%	.32%	.16%
Return on average equity	6.24%	6.38%	8.46%	3.90%	1.31%
Dividend payout ratio on common stock	0.00%	0.00%	0.00%	0.00%	0.00%
Average equity to average assets	8.88%	8.68%	7.58%	8.22%	12.37%
Allowance for loan losses to loans, net of unearned income	1.00%	1.07%	1.57%	1.07%	1.25%

Item 7. Financial Statements

This information is incorporated herein by reference from pages 35 through 61 of the 2005 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Larrowe & Company, P.L.C. served as the Company’s independent public accountants for the period from October 14, 1999 through December 31, 2005.

For the period from October 14, 1999 through December 31, 2005, the independent auditor’s report with respect to the Company’s financial statements neither contained an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Larrowe & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Larrowe & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

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

Item 8B. Other Information

The Company filed a Form 8K on October 18, 2005 to announce that Community First Financial Corporation’s Board of Directors had entered into a definitive agreement with American National Bankshares Inc., on October 18, 2005, pursuant to which American National will acquire Community First Financial Corporation. The agreement provides that shareholders of Community First will have the right to receive either 0.9219 shares of American National common stock or $21.00 in cash, for each share of Community First common stock. Each preferred stockholder of Community First will have the right to receive either 1.1063 shares of American National common stock or $25.20 in cash, for each share of Community First preferred stock. Per the agreement, cash consideration is limited to 50 percent of the total consideration. The total transaction value is estimated to be $33.9 million.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following is information on Directors of the Company:

Name	Age	Director Since	Principal Occupation Last Five Years
R. Thomas Beach	54	2002	Private Investor

Frank C. Crist, Jr.	60	2002	President, Brady & Crist Dentists, Inc., Chief Executive Officer of Community First Financial Corporation and Community First Bank as of September 20, 2005

John L. Wynne	60	2002	Former President and Chief Executive Officer, CFFC; President and Chief Executive Officer, Community First Bank 1999-Sptember 20, 2005

T. Scott Garrett. M.D.	49	2003	General Surgeon

Thomas S. Mignogna	72	2002	President/Owner TSM Associates, Inc. Retired President and Chairman, Limitorque Corporation

Larry H. Redmond	64	2002	Radiologist, Radiology Consultants of Lynchburg

A. C. Coleman, Jr.	64	2002	Chairman of the Board Coleman-Adams Construction, Inc.

Daniel P. Thornton	50	2002	National Accounts Manager Progress Printing Company

The following is information on the executive officers of the Company who are not directors of the Company:

Francis F. Falls	(65)	President of Community First Financial Corporation and Community First Bank as of September 20, 2005; prior to joining the Bank Mr. Falls was Vice president of Metro-County Bank from March 1997 to June 1999. He was an Independent Insurance Agent from January 1996 to March 1997. Mr. Falls was Vice President - Operations for Piedmont Trust Bank from 1981 to October 1994

James M. Thomas	(46)	Senior Vice President – Business Banking of Community First Bank; prior to joining the Bank Mr. Thomas was Vice President – P&E Banking for MainStreet Bank-Central (formally First Community Bank) from November 1994 to July 1999.

Walter G. Mason, II	(51)	Senior Vice President – Retail Banking of Community First Bank; prior to joining the Bank Mr. Mason was Vice President for MainStreet Bank-Central (formerly First Community Bank) from January 1989 to July 1999.

The Company has adopted a Code of Ethics that applies to the directors, executives and employees of the Company and the Bank, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. A copy of this Code of Ethics is available on the Company website at www.cfbonline.com.

The Board of Directors has appointed an Audit Committee consisting of the following nonemployee directors: Mr. R. Thomas Beach, Dr. Frank C. Crist, Jr., DDS, Mr. Thomas S. Mignogna, Dr. Larry H. Redmond and Mr. Daniel P. Thornton. The Board of Directors has also determined that Mr. Mignogna qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Item 10. Executive Compensation

The following table sets forth the cash compensation of Community First’s Chief Executive Officer and three next most highly compensated officers for the fiscal years ended December 31, 2005, 2004, and 2003. No other officer received in excess of $100,000 for these years.

Summary Compensation Table

Name and Capacity in Which Served	Year ending December 31,	Salary	Bonus	All Other Cash Compensation
John L. Wynne,	2005	$149,999.97	None	$11,450.00	(2)
President and	2004	159,999.96	None	None
CEO (3)	2003	159,999.96	None	None

J. Michael Thomas	2005	$111,822.98	None	$13,177.96	(2)
Vice-President	2004	99,750.00	None	5,122.24
Business Banking	2003	99,750.00	9,500.00	7,388.73

F.F. Falls	2005	$121,039.51	None	$963.54	(2)
President	2004	107,166.71	$20,475.00	2,768.25
	2003	102,375.12	9,750.00	3,750.00

Walter G. Mason	2005	$103,906.25	None	$4,163.19	(2)
Vice-President	2004	99,750.00	None	1,534.61
	2003	99,750.00	$9,500.00	None

(1)	Other compensation for John L. Wynne consists of director fees for 2005.
(2)	Other compensation for the remaining officers consists of profit-sharing contribution and cash payment for unused health insurance, vacation and other benefits for 2005, 2004 and 2003.
(3)	John L. Wynne resigned as President and CEO of Community First Financial Corporation and Community First Bank on September 20, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the common stock beneficially owned by each director, each executive officer and all current directors and executive officers of Community First as a group as of February 6, 2006:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percent of Class
R. Thomas Beach	125,400	(2)	10.7%
A.C. Coleman	42,240	(3)	3.6
Frank C. Crist, Jr.	68,700	(4)	5.9
T. Scott Garrett	20,880		1.8
Thomas S. Mignona	20,400	(5)	1.7
Larry H. Redmond	24,480		2.1
Daniel P. Thornton	16,200		1.4
John L. Wynne (6)	147,863	(7)	12.3

All current executive officers and directors as a group (11 persons)	574,566		43.0%

(1)	Includes shares which may be deemed beneficially owned by virtue of family relationships, joint ownership, voting power or investment power. Includes currently exercisable options to purchase 36,000 shares (Mr. Wynne) and 12,000 shares (each of the other directors), at $8.33 per share.
(2)	Includes shares owned by spouse, an affiliate company, and as custodian for a minor child.
(3)	Includes shares owned by family limited partnership.
(4)	Includes shares owned by family limited partnership and by spouse as custodian for a minor child.
(5)	Includes shares owned jointly with spouse and by spouse as custodian for minor children.
(6)	Mr. Wynne resigned as President and Chief Executive Officer of Community First and Community First Bank on September 20, 2005.
(7)	Includes shares owned by affiliate company, as beneficiary of trust and as custodian for minor children.

Item 12. Certain Relationships and Related Transactions

This information is incorporated herein by reference from Note 14, page 53 of the Company’s 2005 Annual Report.

Item 13. Exhibits

(a)	Exhibits

3.1 & 3.2 The Company’s Articles of Incorporation and By Laws (Item (a) (2)), required to be filed under this section, have been previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K filed on July 11, 2002, and are incorporated herein by reference.

10.2 The Company’s Stock Incentive Plan, required to be filed under this section, has been previously filed with the Board of Governors of the Federal Reserve System as an exhibit to the Bank’s Form 10-QSB filed for the quarter ended June 30, 2001, and is incorporated herein by reference.

13.0	2005 Annual Report to Stockholders, Exhibit A.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

As Community First Financial Corporation’s independent accountants for 2005 and 2004, Larrowe & Company, PLC provided various audit and non-audit services for which Community First was billed for fees as further described below. None of the hours expended on Larrowe & Company, PLC’s audit of Community First’s financial statements were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees. Community First’s Audit committee has considered whether Larrowe & Company, PLC’s provision of non-audit services is compatible with maintaining its independence.

Audit Fees. Larrowe & Company, PLC audited Community First’s annual financial statements included in its 2005 and 2004 Annual Reports on Form 10-KSB and, during those years, it reviewed the financial statements included in Community First’s Quarterly Reports on Form 10-QSB. The aggregate amount of fees billed to Community First for those services was $58,900 in 2005 and $56,469 in 2004.

Audit-Related Fees. Larrowe & Company, PLC performed certain assurance and related services that were related to the performance of the above noted audits and reviews of Community First’s annual and quarterly financial statements in 2005 and 2004. The aggregate amount of fees billed to Community First for those services was $27,000 in 2005 and $6,468 in 2004. A portion of these fees for 2005 related to the review of public documents in accordance with the pending merger.

Tax Fees. Larrowe & Company, PLC rendered professional services to Community First for tax compliance, tax advice, and tax planning in 2005 and 2004. The aggregate amount of fees billed to Community First for those services was $3,250 in 2005 and $3,101 in 2004.

All Other Fees. Larrowe & Company, PLC provided no other services to Community First during 2005 and 2004

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMMUNITY FIRST BANK

March 27, 2006	By:	/s/ F. F. Falls
F. F. Falls
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John L. Wynne
John L. Wynne	Director	MARCH 27, 2006

/s/ R. Thomas Beach
R. Thomas Beach	Director	MARCH 27, 2006

/s/ A. C. Coleman, Jr.
A. C. (Buzzy) Coleman, Jr.	Director	MARCH 27, 2006

/s/ Frank C. Crist, Jr., DDS
Frank C. Crist, Jr., DDS	CEO & Director	MARCH 27, 2006

/s/ T. Scott Garrett
T. Scott Garrett	Director	MARCH 27, 2006

/s/ Thomas S. Mignogna
Thomas S. Mignogna	Director	MARCH 27, 2006

/s/ Dr. Larry H. Redmond
Dr. Larry H. Redmond	Director	MARCH 27, 2006

/s/ Daniel P. Thornton
Daniel P. Thornton	Director	MARCH 27, 2006